Form 10QSB
period 1999-09-30
EWRX INTERNET SYSTEMS INC
filed 1999-12-20
CIK 1088949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                           Commission File No. 0-27195

                           EWRX Internet Systems, Inc.
             (Exact name of Registrant as specified in its charter)

         State of Nevada                                        98-0117139
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

     #301-543 Granville Street
       Vancouver, BC Canada                                       V6C 1X8
(Address of principal executive offices)                        (Zip code)

       Registrant's telephone number, including area code: (604) 669-6079




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---


The number of shares outstanding of the Registrant's common stock as of December 15, 1999 was 13,551,980 shares.



                                             EWRX INTERNET SYSTEMS, INC. AND SUBSIDIARIES
                                                         TABLE OF CONTENTS
                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------

                                                   PART I - FINANCIAL INFORMATION
                                                   ------------------------------

Item 1 - Financial Statements
     Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998.......................     3

     Interim Consolidated Statements of Operations for the Three and Nine Months Ended
         September 30, 1999 and 1998 (Unaudited)..................................................................     4

     Consolidated Interim Statements of Changes in Stockholders' Equity (Deficit) For the
         Nine Months Ended September 30, 1999 (Unaudited), the Year Ended December 31, 1998
         and the Period from June 25, 1997 (Date of Inception) to December 31, 1997..............................      5

     Interim Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998 (Unaudited)..................................................................     6

     Notes to Interim Consolidated Financial Statements for September 30, 1999 (Unaudited)........................     7

Item 2 - Management's Discussion and Analysis or Plan of Operations...............................................    13



                                                    PART II - OTHER INFORMATION
                                                    ---------------------------

Item 1 - Legal Proceedings........................................................................................    22

Item 2 - Changes in Securities....................................................................................    22

Item 3 - Default Upon Senior Securities...........................................................................    22

Item 4 - Submission of Matters to Vote of Security Holders........................................................    22

Item 5 - Other Information........................................................................................    22

Item 6 - Exhibits and Reports on Form 8-K.........................................................................    22

Signatures........................................................................................................    23

Item 1.  Financial Statements
-----------------------------

                                EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS


                                                   ASSETS

                                                                            September 30,      December 31,
                                                                                1999              1998
                                                                            -------------     -------------
                                                                             (Unaudited)
Current assets:
    Cash                                                                     $   329,190       $         -
    Receivables                                                                   23,312             6,264
    Prepaids and other                                                             9,614             1,815
                                                                             -----------       -----------
        Total current assets                                                     362,116             8,079
                                                                             -----------       -----------

Furniture and equipment:
    Furniture and equipment                                                       46,301            18,772
    Accumulated depreciation                                                     (25,180)           (4,948)
                                                                             -----------       -----------
        Net furniture and equipment                                               21,121            13,824
                                                                             -----------       -----------

Other assets:
    Goodwill, net of amortization of $136,568 (Note 2)                         1,859,777                 -
    Website development costs                                                     61,240                 -
                                                                             -----------       -----------
        Total other assets                                                     1,921,017                 -
                                                                             -----------       -----------
                                                                             $ 2,304,254       $    21,903
                                                                             ===========       ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT

Current liabilities:
    Bank overdraft                                                           $         -       $     2,661
    Accounts payable                                                             178,386            93,731
    Due to related parties                                                       109,330           203,241
                                                                             -----------       -----------
          Total current liabilities                                              287,716           299,633
                                                                             -----------       -----------


Stockholders' equity (deficit):
    Preferred stock, $.01 par value, 500,000 shares authorized, none issued and outstanding
    Common stock, $.001 par value, 100,000,000 shares authorized,
        12,606,689 and 11,949,366 shares issued and outstanding                   12,606            11,949
    Additional paid-in capital                                                 3,818,444         1,008,051
    Common stock subscriptions (Note 4)                                          636,874                 -
    Accumulated Deficit                                                       (2,445,742)       (1,307,478)
    Accumulated other comprehensive income (loss)                                 (5,644)            9,748
                                                                             -----------       -----------
        Total stockholders' equity (deficit)                                   2,016,538          (277,730)
                                                                             -----------       -----------
                                                                             $ 2,304,254       $    21,903
                                                                             ===========       ===========



                See accompanying notes to unaudited interim consolidated financial statements.


                                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)





                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                         1999           1998             1999            1998
                                                                     -----------     -----------      -----------     ----------
Revenue                                                              $   43,493      $        -       $    48,486     $        -
                                                                     ----------      ----------       -----------     ----------

Expenses:
      Loss from write-off of investment                                       -          90,978                 -        362,532
      Salaries and benefits                                             156,554           2,392           452,361         49,219
      Consulting, management and professional fees                      112,868          64,269           218,766        120,652
      Depreciation and amortization                                     102,529             864           137,788          2,593
      General and administrative                                        284,964          21,160           377,835        232,382
                                                                     ----------      ----------       -----------     ----------
          Total expenses                                                656,915         179,663         1,186,750        767,378
                                                                     ----------      ----------       -----------     ----------
Net loss for the period                                              $ (613,422)     $ (179,663)      $(1,138,264)    $ (767,378)
                                                                     ==========      ==========       ===========     ==========

Basic net loss per share                                             $    (0.05)     $    (0.02)      $     (0.09)    $    (0.06)
                                                                     ==========      ==========       ===========     ==========

Weighted average common shares outstanding                           12,606,689      11,949,366        12,759,793     11,825,299
                                                                     ==========      ==========       ===========     ==========



















                See accompanying notes to unaudited interim consolidated financial statements.

                                        EWRX INTERNET SYSTEMS INC. AND SUBSIDIARY
                               CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        For the Nine Month Period Ended September 30, 1999 (Unaudited),  the Year Ended
                  December 31, 1998 and the Period From June 25, 1997 (Date of Inception) to December 31, 1997

                                                                                                      Accumulated
                                                                        Additional                       Other
                                                   Common Stock          Paid-In       Accumulated   Comprehensive
                                                 Shares       Amount     Capital         Deficit         Income            Total
                                              ------------  ---------  ------------   -------------  ---------------   -------------

Sale of common stock for cash                   9,719,999    $  9,720   $  646,229     $         -      $      -       $   655,949
Issuance of common stock for
  investment (Note 3)                           2,000,000       2,000       18,000               -             -            20,000
Net loss for the period                                 -           -            -        (404,609)            -          (404,609)
                                               ----------    --------   ----------     -----------      --------       -----------
Balance, December 31, 1997 (restated)          11,719,999      11,720      664,229        (404,609)            -           271,340
Sale of common stock for cash                     229,367         229      343,822               -             -           344,051
Net loss                                                -           -            -        (902,869)            -          (902,869)
Currency translation adjustment                         -           -            -               -         9,748             9,748
                                                                                                                       -----------
Comprehensive income (loss)                             -           -            -               -             -          (893,121)
                                               ----------    --------   ----------     -----------      --------       -----------
Balance, December 31, 1998                     11,949,366      11,949    1,008,051      (1,307,478)        9,748          (277,730)
Sale of common stock for cash                   1,863,313       1,863      688,796               -             -           690,659
  (inclusive of 64,286 shares
  issued as finder's fee)
Stock issued for finders'
  fees (Note 6)                                   130,000         130         (130)              -             -                 -
Stock issued on settlement of debt                664,010         664      198,538               -             -           199,202
Stock options issued as compensation                    -           -      161,189               -             -           161,189
Reacquisition of shares (Note 6)               (3,600,000)     (3,600)       3,600               -             -                 -
Acquisition of CCS and NFPG (Note 3)            1,600,000       1,600    1,758,400               -             -         1,760,000
Common stock subscribed for                                                636,874                                         636,874
Currency translation adjustment                         -           -            -               -       (15,392)          (15,392)
Net loss                                                -           -            -      (1,138,264)            -        (1,138,264)
                                                                                                                       -----------
Comprehensive income (loss)                             -           -            -               -             -        (1,153,656)
                                               ----------    --------   ----------     -----------      --------       -----------
Balance, September 30, 1999
   (Unaudited)                                 12,606,689    $ 12,606   $4,455,318     $(2,445,742)     $ (5,644)      $ 2,016,538
                                               ==========    ========   ==========     ===========      ========       ===========


                See accompanying notes to unaudited interim consolidated financial statements.


                               EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  1999           1998
                                                                              ------------   ------------
                                                                              (Unaudited)    (Unaudited)

Net loss                                                                      $(1,138,264)    $ (767,378)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                                  137,788          2,593
   Write-off of investment in joint venture                                             -        362,532
   Stock options compensation                                                     161,189              -
   Changes in assets and liabilities:
      Receivables                                                                  (5,282)        (5,451)
      Prepaid expenses                                                             (7,799)         4,223
      Incorporation costs                                                               -          3,876
      Accounts payable                                                             64,586        (12,260)
                                                                              -----------     ----------
        Net cash used in operating activities                                    (787,782)      (411,865)
                                                                              -----------     ----------

Cash flows from investing activities:
   Investment in and advances to joint venture                                          -       (406,532)
   Acquisition of CCS and NFPG, net of cash
      acquired (Note 2)                                                          (192,325)             -
   Purchase of furniture and equipment                                             (6,505)        (3,833)
   Website development costs                                                      (61,240)             -
                                                                              -----------     ----------
        Net cash used in investing activities                                    (260,070)      (410,365)
                                                                              -----------     ----------
Cash flows from financing activities:
   Bank overdraft                                                                  (2,661)             -
   Advances from (related parties                                                  67,562        172,231
   Common stock sold for cash                                                     690,659        344,051
   Common stock subscriptions received                                            636,874              -
                                                                              -----------     ----------
        Net cash provided by financing activities                               1,392,434        516,282
                                                                              -----------     ----------
Effect of exchange rate changes on cash                                           (15,392)         8,407
                                                                              -----------     ----------
Net increase (decrease) in cash                                                   329,190       (297,541)

Cash at beginning of period                                                             -        302,982
                                                                              -----------     ----------

Cash at end of period                                                         $   329,190     $    5,441
                                                                              ===========     ==========

      Noncash activities:
        During the period ended September 30, 1999, the Company settled
           $199,202 of debt into 664,010 shares of common stock.
        During the period ended September 30, 1999, the Company reacquired a total of 3,600,000 shares of common stock and returned them to authorized and unissued common stock.
        During the period ended September 30, 1999, the Company issued 1,600,000 shares as partial consideration for the acquisition of CCS and NFPG
           (see Note 2).




                See accompanying notes to unaudited interim consolidated financial statements.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     The Company was incorporated on June 25, 1997 in the State of Nevada. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EWRX Internet Systems (Canada), Inc., a company incorporated in British Columbia, Classic Car Source, Incorporated ("CCS") and North Fork Publishing Group, Inc. ("NFPG") (Note 3). Until its acquisition of CCS and NFPG in June 1999, the Company was in the development stage of its existence, devoting its efforts primarily to raising capital, developing an industrial mineral project in Ukraine, exploring investment opportunities, and administrative functions. CCS was established to create a source of on-line publishing of information and entertainment for classic vehicle collectors. NFPG was established to provide internet marketing, design and internet database services on a contract basis to selected clients.

     In 1999, the Company changed its name from Europa Resources, Inc. to EWRX Internet Systems Inc.

     UNAUDITED INTERIM FINANCIAL INFORMATION

     The consolidated financial statements of EWRX Internet Systems Inc. contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as at September 30, 1999 and the results of its operations for the nine month periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the Company's audited financial statements as at December 31, 1998 and the year then ended contained in the Company's August 31, 1999 filing on Form 10-SB as amended on November 9, 1999 and December 8, 1999. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

     GOING CONCERN

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses since inception of $2,445,742 as of September 30, 1999.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GOING CONCERN (Continued)

     The following is a summary of management's plan to raise capital and generate additional operating funds.

     Management has filed a Form 10-SB with the Securities and Exchange Commission ("SEC") in the third quarter of 1999. Management intends to sell common shares by way of private placement to raise up to $3,000,000. The funds raised through the private placements are intended to be used for development of the various aspects of the CCS and NFPG businesses and to be used for general and administrative expenses for the balance of 1999 and in the first quarter of 2000. Management intends to secure additional funding in 2000 through a secondary offering. The amount of that offering will be dependent upon working capital requirements of the Company for the years 2000-2002 and as developed by management in the fourth quarter 1999.

     To September 30, 1999 a total of $636,874 has been raised under this private placement. Refer to Note 4.

     PRINCIPLES OF CONSOLIDATION

     The consolidated  financial  statements include the accounts of the Company
     and  its   subsidiaries.   All   significant   intercompany   balances  and
     transactions are eliminated in consolidation.

     USE OF ESTIMATES AND ASSUMPTIONS

     Preparation  of the  Company's  financial  statements  in  conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

     FURNITURE AND  EQUIPMENT

     Furniture and equipment are stated at cost. Depreciation is computed principally by the straight-line method based on the estimated useful lives of five to seven years.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GOODWILL

     The company amortizes goodwill on a straight-line basis over five years.

     WEBSITE DEVELOPMENT COSTS

     The company capitalizes all direct costs relating to the development of new websites in accordance with SOP 98-1. Ongoing costs for maintenance and enhancement are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over five years commencing upon substantial completion and commercialization of the website.

     FOREIGN CURRENCY TRANSLATION

     The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

     NET LOSS PER COMMON SHARE

     The company currently reports only basic loss per share, as all of the Company's potential dilutive securities are antidilutive.

     STOCK-BASED COMPENSATION

     The Company has granted stock options to certain directors, officers, key employees and consultants. Compensation costs arising from such options will be recorded as an expense. The measurement date for determining compensation costs is the date of the grant of the option. Compensation cost is the excess, if any, of the market value of the stock at date of grant over the amount the optionee must pay to acquire the stock. The Company measures compensation costs using the intrinsic value based method of accounting for stock issued to employees.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


2.   ACQUISITIONS

     The Company entered into an agreement dated April 11, 1999, to acquire all the issued and outstanding shares of CCS and NFPG. CCS is a privately held, state of Washington-based company which owns two websites, Classicar.com and Classictruckshop.com, both of which are destination class websites on the Internet. NFPG is an affiliated, privately held, state of Washington-based company which provides website design and Internet consulting services. The Company paid $133,333 cash plus 1,000,000 restricted common shares for CCS and $66,667 cash plus 450,000 restricted common shares for NFPG and 150,000 common shares as a finder's fee. The above transactions closed on June 15, 1999.

     The transaction was accounted for as a purchase. Accordingly, the Company's financial statements for the nine months ended September 30, 1999 include the operations of CCS and NFPG from the date of acquisition (June 15, 1999). Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of the acquirees based upon their respective estimated fair values as of the closing date. The excess purchase price over the identifiable assets and liabilities has been allocated entirely to goodwill as the Company was unable to obtain meaningful valuations for other intangible assets. The estimated purchase price and adjustments to the historical book value of the acquirees was as follows:

         Purchase Price, based on value
              Of common stock issued plus cash paid                 $1,960,000
         Fair value of net liabilities acquired                         17,345
                                                                    ----------

         Purchase price in excess of net liabilities acquired       $1,977,345
                                                                    ==========

         Goodwill                                                   $1,977,345
                                                                    ==========


     Goodwill is being amortized over five years. Amortization amounted to $131,824 for the nine month period ended September 30, 1999 and $98,868 for the three month period ended September 30, 1999.

     The common stock issued was valued based on the market price of the securities over a reasonable period of time before and after the companies reached an agreement on the purchase price and the proposed transaction was announced in June 1999. The market price was discounted by 20% due to the restrictions (Rule 144) on the securities and their thin market.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


2.   ACQUISITIONS (Continued)

     The following unaudited pro forma consolidated information for the nine months ended September 30, 1999 and the year ended December 31, 1998 gives effect to the transaction as if it had occurred at the beginning of each period. The unaudited pro forma consolidated information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been completed as of the beginning of that year, nor are they indicative of the Company's future results of operations.

                                           Period Ended            Year Ended
                                        September 30, 1999     December 31, 1998
                                        ------------------     -----------------
         Revenues                          $   118,269            $   241,184
         Net loss                          $(1,459,781)           $(1,440,743)
         Net loss per common share         $     (0.10)           $     (0.11)


3.   RELATED PARTY TRANSACTIONS

     As at December 31, 1998 $203,241 had been advanced to the Company by certain directors and shareholders. During the period ended September 30, 1999 $136,310 was advanced to the Company, $64,425 was repaid by the Company and an additional $165,796 which was settled by the issuance of common shares (Refer to Note 4). As at September 30, 1999 $109,330 is due to these directors and shareholders and is currently non-interest bearing and has no specific terms of repayment.

     The following amounts were paid to directors and former directors of the Company.

                                         Three months      Three months      Nine months       Nine months
                                            Ended             Ended             Ended             Ended
                                         September 30,     September 30,     September 30,     September 30,
                                             1999              1998              1999             1998
                                         -------------     -------------     -------------     -------------
     Management fees and salaries          $ 82,410          $ 12,659          $169,622          $ 39,400
     Consulting fees                         15,671               850            51,521            20,350
     Expense reimbursements                     936             6,484            26,249            15,660
                                           ========          ========          ========          ========
                                           $ 99,017          $ 19,993          $247,392          $ 75,410
                                           ========          ========          ========          ========

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


4.   CAPITAL STOCK

     During the period ended September 30, 1999, 2,000,000 shares issued in connection with the acquisition of certain mineral interests in the Ukraine were reacquired by the Company. An additional 1,600,000 shares issued to individuals in 1997 for cash ($.01 per share) were also reacquired by the Company in the period. All of these shares were acquired at no cost to the Company and returned to authorized and unissued common stock.

     During the period ended September 30, 1999, the Company issued 130,000 common shares to two individuals for their assistance in raising funds in a private placement of shares.

     As of October 19, 1999, the Company completed a private placement for 945,291 units at a price of $0.85 per unit, each unit consisting of one common share and a non-transferble warrant exercisable at $1.00 for two years, for total proceeds of $803,497. As at September 30, 1999 the Company had received proceeds of $636,874 net of finders' fees of $51,875.
     Subsequently, the balance of the proceeds was received and the units issued.

     The Company has issued compensatory stock options to certain directors, officers, key employees and consultants. At September 30, 1999, there were 1,600,000 options outstanding with a weighted average exercise price of $0.47 per share.

     During the period ended September 30, 1999 the Company also completed the following financings:

           299,999 common shares at a price of $0.30 per share for total proceeds of $90,000,
           281,428 common shares at a price of $0.70 per share for total proceeds of $197,000,
           1,281,886 common shares (including 64,286 shares issued as a finders' fee) at a price of $0.35 per share for total proceeds of $403,659, and
           664,010 common shares at $0.30 per share on settlement of debts (including 552,653 shares issued to related parties).

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. From time-to-time, the Company and its representatives may make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and other reports to shareholders.

The words "expect, "anticipate," "intend," "plan," "believe," "seek," and "estimate" or similar expressions are intended to identify such forward-looking statements within the meaning of the Act. This Form 10-QSB also contains other forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions which could cause the Company's future results and stock values to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Many such factors are beyond the company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. Actual future results may differ materially from historical results or those anticipated depending on a variety of factors, including but not limited to: the ability of the Company to adequately fund its planned operating activities on reasonable commercial terms, competition, the ability of the Company to penetrate the Specialty Automotive Aftermarket, effectiveness of advertising and marketing programs, dependence upon key customers, suppliers and strategic relationships, changes in technology, changes in laws and regulations including taxation matters, fluctuations in costs and the Company's ability to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue.

The Company disclaims any intent or obligation to update publicly any and all forward-looking statements, whether as result of new information, future events or otherwise.

Plan of Operations
------------------

EWRX's primary business objective during the next twelve months is to develop and operate websites that facilitate commercial transactions in the Specialty Automotive Aftermarket (defined below). By using proprietary information management software and by using the Internet as an e-commerce marketplace, the Company believes that it can provide participants with enhanced selection and pricing for automotive products and services. In return, the Company plans to charge a fee, on a transaction-by-transaction basis for all business conducted by third parties using the Company's websites. The Company also expects to generate additional revenues from its websites by selling advertising to third parties. Further, the Company expects its wholly owned subsidiary, North Fork WebWrx, to earn increased service revenues by continuing to provide custom software and website design services, Internet database services and custom e-commerce software solutions to a variety of businesses seeking to maximize the use of the Internet.

The Specialty Automotive Aftermarket is defined as the market consisting of automotive products added to a vehicle by choice and not need. This market includes products to enhance the appearance, performance and enjoyment of vehicles and excludes other products such as oil filters, sparkplugs and other maintenance and repair items. There are sub-markets within the specialty automotive aftermarket. They include classic cars, light trucks, rod and custom, off-road vehicles, racing, and street performance.

When evaluating the Specialty Automotive Aftermarket, EWRX found a growing but fragmented industry made up of a large number of smaller markets that together service millions of people who have a high degree of interest in the products and services within this market. This market is estimated to approximate $20 billion per year according to SEMA (Specialty Automotive Equipment Marketing Association, the largest automotive trade association in the world), herein after referred to as "1998 SEMA Market Report".

To achieve its primary objective, over the next twelve months and through the year 2000, EWRX anticipates that it will:

1) Raise up to $3 million through the private placement sale of common shares. Proceeds will be used for general corporate purposes and to fund planned website development activities as outlined below. Refer to the discussion under "Capital Resources" below.

2) Complete the re-development and re-programming of the Classicar.com and Classictruckshop.com websites. This work will be accomplished in conjunction with a contract with Xceed, Inc. who will provide the Company with certain developmental and programming services. Both websites will then be fully capable of conducting planned e-commerce operating activities. Through September 1999, the Company has completed a portion of this work and related costs have been capitalized as Website Development Costs.

3) Develop the Company's MotorWrx.com website. MotorWrx.com provides a single gateway on the Internet to the EWRX group of websites and ultimately will provide links to other websites related to the Specialty Automotive Aftermarket. EWRX intends MotorWrx.com to be an important destination site for the Specialty Automotive Aftermarket on the Internet and it is planned to provide a single point entry for automotive enthusiasts.

4) Development of BigBadCatalog.com, an electronic catalog for the Specialty Automotive Aftermarket. Development of this new website will be undertaken in part under the contract with Xceed, Inc. referred to previously in (2) above. EWRX plans to integrate digitized standard printed catalogs for automobile parts manufacturers and distributors into BigBadCatalog.com. This will create a centralized point of sale on the Internet where auto enthusiasts can purchase automotive parts directly from participating manufacturers and distributors.

5) Increase brand awareness for the Motorwrx.com, ClassicCar.com, Classictruckshop.com and related websites and brands. The Company has initiated a program to significantly increase overall brand awareness of the various EWRX websites through a national advertising program in conjunction with certain co-sponsors.

6) Expand services provided to third parties by North Fork WebWrx. North Fork Webwrx is a Internet solutions provider serving the Specialty Automotive Aftermarket providing high-end website design services, Internet database programming, custom e-commerce applications and strategic Internet marketing consulting. With public acceptance of the Internet surging, and business-to-business commerce changing the traditional distribution systems, EWRX believes that North Fork WebWrx can expand its market share in the following areas:

     WEBSITE DEVELOPMENT.  Design, development,  and maintenance of a wide range
     of   business-to-business   commerce  sites,  Intranet  (internal  business
     communications) and large-scale consumer sites.

     ONLINE ADVERTISING. Banner ad development, banner placements and other online advertising projects for third parties.

     MARKET CONSULTING. Providing market consulting services, such as Internet launch strategies, site development analysis and Internet marketing plans.

     WEBSITE HOSTING. North Fork WebWrx currently hosts over 70 websites for classic car and classic truck related businesses and organizations.

     SPECIAL PROJECTS. Developing proprietary software for resale.

7) As appropriate opportunities arise and provided that sufficient funding is available, complete additional acquisitions or form joint ventures and/or strategic alliances with other website-related companies servicing the Specialty Automotive Aftermarket.

Subject to availability of financing (refer to "Capital Resources" below), the Company intends to complete the re-design of its current websites, increase banner advertising and other sales programs, and to develop its electronic catalog all during the first half of 2000. The on-going re-design of the Company's websites was initiated in July 1999, and when completed, a variety of e-commerce revenue streams will begin. These activities are expected to be the principal sources of future revenues for the Company.

The Company believes that revenues to be earned during the next twelve months, together with planned sales of common shares as described below under "Capital Resources," will provide sufficient funding for operations during that twelve month period. However, no assurance can be given that the types of revenues projected by the Company or that the financing contemplated by the Company will occur. Additional capital will be required for significant expansion of website capabilities and other planned Company activities such as development or acquisition of additional websites.

In connection with its website developmental activities as set out above, the Company estimates that it will incur the following website development costs during the next twelve months:

                               Estimated Costs Through Year 2000
Anticipated Date of    --------------------------------------------------
   Improvement         Graphic Redevelopment     Programming      Total
-------------------    ---------------------     -----------     --------

Classicar.com                 $65,000              $ 30,000      $ 95,000
March 2000

Classictruckshop.com          $45,000              $ 25,000      $ 70,000
April 2000

BigBadCatalog.com             $75,000              $200,000      $275,000
June 2000

MotorWrx.com                  $10,000              $      -      $ 10,000
February 2000

Other Proposed
 Internet Sites               $65,000              $ 85,000      $150,000
 June 2000
                                                                 --------
                                                                 $600,000
                                                                 ========

* May change based on market conditions and the Company's ability to obtain financing for these projects.


Revenues and Financing
----------------------

Through September, 1999, the Company realized minimal revenues from banner advertising and website consulting services, principally because the acquisition of Classic Car and North Fork was completed only in late June 1999. EWRX intends to derive its future revenues from these same sources, from the electronic catalog, BigBadCatalog, and from other e-commerce programs on its websites. It is anticipated that the Internet and related e-commerce will continue to become more accessible and that the market opportunities for the Company will expand in North America and internationally. The Company intends to expand the content and to improve the services on its websites, and where appropriate, to add new websites that are compatible with its existing websites related to the Specialty Automotive Aftermarket.

During 1999 and 1998, the Company's principal source of funds has come from sales of common shares by way of private placement and from advances made by an officer/shareholder. Over this two year period, approximately $1.67 million ($1.3 million in 1999) has been raised from sales of common shares and $240,000 ($67,000 in 1999) from related party advances. Proceeds have primarily been used to acquire Classic Car and North Fork, initiate work for website re-design as discussed previously and for corporate administrative and sales costs. Prior to 1999, the Company also incurred costs and made cash advances to a now defunct mineral joint venture located in the Ukraine. See discussion under "Financial Condition and Results of Operations" below. The Company is continuing to investigate and solicit funding primarily through private placements of its securities.

Capital Resources
-----------------

The shares of the Common Stock of the Company traded on the OTC Bulletin Board ("OTCBB")under the trading symbol "EWRX" until October 18, 1999 when they traded under the symbol "EWRXE". The "E" was added by the National Association of

Securities Dealers, Inc. ("NASD") to reflect the Company's possible inability to meet new NASD requirements for listing on the OTCBB. On November 17, 1999, the NASD removed the Company's stock from listing on the OTCBB due to its inability to secure clearance by the Securities and Exchange Commission ("SEC) of its disclosures in a registration statement on Form-10SB. The Company's stock currently trades on the "pink sheets" (an informal stock quotation service) under the symbol "EWRX". The Company intends to seek re-listing of its shares on OTCBB as soon as practicable following clearance of its registration statement on Form-10SB. No assurance can be given that it will be successful in such re-listing.

As of October 19, 1999, the Company completed a private placement of 945,291 units, $0.85 per unit, each unit consisting of one common share and a non-transferable warrant exercisable at $1.00 for two years from the date of the subscription. Net proceeds of approximately $803,000 were raised in this placement. The private placement increased the number of fully diluted common shares by 945,291 shares. This placement was not subject to the terms of the agreement with Harmonic (discussed below) although Harmonic arranged for the sale of a portion of the offering.

The Company has had preliminary discussions with third parties to raise up to $3,000,000 using a combination of shares and warrants at the market price at the time of subscription. Proceeds from the proposed sale of Common Stock will be used to pay offering costs and to expand the brand recognition of the Company's websites through advertising and marketing and to fund website redesign that will in turn enhance the commercial value of Websites as previously discussed. Proceeds will also be used for general working capital, and general and administrative purposes.

The Company's monthly general and administrative costs (e.g. salaries, rent, corporate expenses) are approximately $100,000. The Company anticipates, subject to adequate financing, that by mid-2001, there will be sufficient revenue from the operations of its websites to pay for these costs and related sales and marketing costs.

The Company is dependent upon the proceeds of its proposed offering of Common Stock to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or offering proceeds are insufficient to fund the Company's operations, the Company would be required to seek additional financing sooner than anticipated. The Company may determine, depending upon available opportunities, to seek debt or additional equity financing to fund the cost of continuing expansion or other acquisitions. To the extent that the Company incurs indebtedness or issues debt securities, it will be subject to risks associated with such indebtedness, including interest rate fluctuations, collateral arrangements and the possibility that cash flows may prove inadequate to repay such indebtedness. The Company has no current arrangements with respect to additional financing.

There can be no assurances given that the Company will be successful in generating sufficient revenues from its planned activities or that it can raise sufficient capital to allow it to continue as going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These factors can affect the ability of the Company to implement its general business plan including specific plans to re-design websites, to develop an on-line Specialty Automotive Aftermarket equipment catalog, to implement other sales programs for its website visitors, the principal means of revenue generation for the Company's Internet markets.

On July 15, 1999, the Company entered into an agreement with Harmonic Research, Inc.(Harmonic), an investment fund management company, to sell by way of private placement units consisting of common shares and warrants on behalf of the Company. The initial term of the agreement was for 90 days and is extended in 90-day increments. To date, Harmonic has not placed any securities on behalf of the Company under the terms of this agreement. The Company did not extend the agreement in October 1999. Under the initial agreement terms, Harmonic provided financial advisory services and was paid $15,000. Upon signing the initial agreement, the Company also granted Harmonic a warrant to purchase 150,000 shares of the Company's common stock at $1.00 per share for three years. In addition, Harmonic is also entitled to receive certain fees should the Company enter into a merger, consolidation, reorganization, business combination or acquire another company where Harmonic is the finder. No such transaction is under consideration by the Company at this time.

Financial Condition and Results of Operations
---------------------------------------------

Until recently, the Company was a development stage enterprise. Its principal assets today are its investments in Classic Car and North Fork. From inception to date, the Company has incurred significant operating losses resulting in its working capital deficit and stockholders' deficit.

During 1997, 1998 and for the first half of 1999, the Company did not generate any significant operating revenues. Beginning in the third quarter of 1999 and upon completion of the purchase of Classic Car and North Fork discussed previously, the Company has entered the e-commerce marketplace. Revenues for the three and nine month periods ended September 30, 1999 were derived primarily from banner advertising on Company websites.

Expenses, other than the loss from write-off of investment in joint venture as discussed below, have been for salaries, including consultants, professional fees and general office expenses. Such expenses increased during the three and nine month periods ended September 30, 1999 when compared to the same periods in 1998 due to commencement of operating activities subsequent to acquiring Classic Car Source and North Fork in June 1999. Other increases relate to costs incurred in connection with the filing of the Company's Form-10SB registration statement. As operations expand in the future, general and administrative expenses are expected to increase significantly from the current level of approximately $100,000 per month. The amount of such increases is not presently determinable and will vary depending on the level of increased business activity that the Company is able to finance. Refer to "Capital Resources."

From inception through December 1998, the Company's sole business was in the resource sector and the Company, through a joint venture, held certain mineral interests in the Ukraine. Through 1998, the Company made payments and advances to the seller and to the joint venture that aggregated $662,532. Such payments were principally funded by sales of common stock from inception through 1998. Due to poor market conditions and the uncertainty of financing the development of mineral properties located in Ukraine, the Company elected to abandon these mineral interests in the fourth quarter of 1998, which represented substantially all of the Company's assets at that time. As a result, the Company wrote off its entire unrecovered investment in, and advances to, the joint venture during the fiscal years ended December 31, 1997 and December 31, 1998.

Increases in depreciation and amortization in 1999 when compared to 1998 relate primarily to amortization of goodwill recorded in connection with the acquisition of Classic Car and North Fork. Such amortization commenced in July 1999.

Due to operating losses since inception, the Company does not expect to incur any liability related to income taxes in 1999.

Effects of Year 2000 Compliance
-------------------------------

The Company's business is integrally linked to computers, computer software and the Internet. As such, its future development and business is subject to all of the risks and costs associated with Year 2000 compliance. The Company does not anticipate expenditure of substantial sums to achieve Year 2000 compliance.

The Company is dependent on the operation of numerous systems that may be adversely affected by the Year 2000 problem as described below, including:

     -    EWRX's internal systems; and

     - Equipment, software and content supplied to the Company by third-party vendors that may not be Year 2000 compliant, including outside providers of Web-hosting services on which the Company is currently dependent.

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish twenty-first century dates from twentieth century dates. To function properly, these date-code fields must distinguish twenty-first century dates from twentieth century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

The Company's future business depends on the successful operation of the Internet following the commencement of the year 2000. If the Internet is inaccessible for an appreciable period of time, or if customers and users are unable to access the Company's sites, its business and revenues could be materially adversely affected. The Company is also subject to external forces that might generally affect industry and commerce, such as telecommunications, utility or transportation company Year 2000 compliance failures, related service interruptions and the economic impact that such failures have on the Company's customers and advertisers.

Unlike other businesses, EWRX does not have an installed base of legacy systems dating back many years. Nonetheless, in order to reduce the risks of the Year 2000 compliance problem, EWRX has undertaken a two-phase process of analyzing the impact of the Year 2000 problem. First, it has completed an initial assessment of its primary internal systems and, based on such assessment and knowledge of the specific software and systems, EWRX currently believes that its systems are Year 2000 compliant in all material respects or can readily be brought into compliance with the application of corrective software modifications. In many cases, the Company expects these modifications to be provided by the vendors of the computer and software products we have installed. EWRX has not incurred material costs to date in this informal phase of the assessment process, and currently does not believe that the cost of additional actions will have a material effect on its results of operations or financial condition.

Second, EWRX is in the process of performing a further assessment of both its internal systems and the vendor-supplied items and services it employs to determine how the Year 2000 problem will affect all aspects of its operations. EWRX will complete this second phase of its assessment by the end of the fourth quarter 1999.

The further assessment review of the following EWRX systems:

     -    hardware systems, including servers and systems used for date storage;

     -    software  systems,  including  applications,   development  tools  and
          proprietary code;

     -    infrastructure systems, including routers, hubs and networks;

     - facility systems, including general building functions, security, HVAC and related operations; and

     - the systems of our business partners, including content providers and internet service providers ("ISP's").

EWRX is conducting its formal assessment of Year 2000 compliance by gathering information on each aspect of EWRX's systems, reviewing each component or application for date usage, and examining date representations. As to EWRX's systems, the results to date of this formal assessment are consistent with the results of its informal assessment.

With respect to vendor-supplied items and services, EWRX is conducting a review of product compliance information on such items and services available online, in vendor literature and through trade group information resources, contacting its vendors for compliance information, and maintaining documentation of assessments that have been performed by such vendors or outside sources. To date, EWRX has received assurances from its third party vendors, Data Return (Web server), Fairmarket (auction software) and Critical Path (e-mail software) that their products and services are Year 2000 compliant. Further, such vendors have received similar assurances regarding Year 2000 compliance from their vendors. Finally, EWRX has already developed some contingency plans to cover failure of third party supplier systems. The Company believes that a failure of Critical Path and Fairmarket systems would not materially affect its operations. The failure of Data Return's Web server could have an adverse impact on the Company's operations, but EWRX has both the hardware/software and staff expertise to service its Website; however, it may take some time for conversion to the Company's systems during which time the website may be inoperable.

The further assessment will lead to the creation of a remediation and contingency plan for achieving Year 2000 compliance. EWRX does not anticipate, however, undertaking an assessment of the Year 2000 compliance of the Internet or its underlying telecommunications infrastructure, and will therefore be unable to predict the impact of Year 2000 issues that might affect the broader Internet business community, including EWRX.

Based on the completed initial assessment and progress on the further assessment, EWRX currently believes that its internal systems are or can readily be made Year 2000 compliant in all material respects. However, it is possible that these current internal systems contain undetected errors or defects with Year 2000 date functions. In addition, although the Company does not anticipate problems, vendor- supplied items and services could contain undetected errors or defects which, if not corrected, could result in serious unanticipated negative consequences, including significant downtime for one or more EWRX Internet properties.

Although EWRX is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, and although it has not incurred material costs to date with respect to the Year 2000 compliance of these internal systems, the occurrence of any of the following events could materially and adversely affect EWRX's business, results of operations and financial condition:

     - errors and defects are detected after the formal assessment process is completed;

     - third-party equipment, software or content fails to operate properly with regard to the Year 2000; or

     - Web advertisers expend significant resources to correct their current systems for Year 2000 compliance, resulting in reduced funds available for Web advertising or sponsorship of Web services.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              27.1     Financial Data Schedule

         (b)  Reports on Form 8-K:

              None.

                                   SIGNAURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EWRX INTERNET SYSTEMS, INC.
                                      (Registrant)


December 20, 1999                     By  /s/ Ronald C. Davis
                                         -------------------------------------
                                         Ronald C. Davis
                                         President and Chief Executive Officer


December 20, 1999                     By /s/ Richard P. Ott
                                         -------------------------------------
                                         Richard P. Ott
                                         Treasurer and Chief Accounting Officer