Form 10QSB/A
period 1999-09-30
EWRX INTERNET SYSTEMS INC
filed 2000-01-13
CIK 1088949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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

Item 1.  Financial Statements
-----------------------------

                                EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS


                                                   ASSETS

                                                                            September 30,      December 31,
                                                                                1999              1998
                                                                            -------------     -------------
                                                                             (Unaudited)
Current assets:
    Cash                                                                     $   329,190       $         -
    Receivables                                                                   23,312             6,264
    Prepaids and other                                                             9,614             1,815
                                                                             -----------       -----------
        Total current assets                                                     362,116             8,079
                                                                             -----------       -----------

Furniture and equipment:
    Furniture and equipment                                                       46,301            18,772
    Accumulated depreciation                                                     (25,180)           (4,948)
                                                                             -----------       -----------
        Net furniture and equipment                                               21,121            13,824
                                                                             -----------       -----------

Other assets:
    Goodwill, net of amortization of $136,568 (Note 2)                         1,859,777                 -
    Website development costs                                                     61,240                 -
                                                                             -----------       -----------
        Total other assets                                                     1,921,017                 -
                                                                             -----------       -----------
                                                                             $ 2,304,254       $    21,903
                                                                             ===========       ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT

Current liabilities:
    Bank overdraft                                                           $         -       $     2,661
    Accounts payable                                                             178,386            93,731
    Due to related parties                                                       109,330           203,241
                                                                             -----------       -----------
          Total current liabilities                                              287,716           299,633
                                                                             -----------       -----------


Stockholders' equity (deficit):
    Preferred stock, $.01 par value, 500,000 shares authorized, none issued and outstanding
    Common stock, $.001 par value, 100,000,000 shares authorized,
        13,416,980 and 11,949,366 shares issued and outstanding                   13,416            11,949
    Additional paid-in capital                                                 4,454,508         1,008,051
    Accumulated Deficit                                                       (2,445,742)       (1,307,478)
    Accumulated other comprehensive income (loss)                                 (5,644)            9,748
                                                                             -----------       -----------
        Total stockholders' equity (deficit)                                   2,016,538          (277,730)
                                                                             -----------       -----------
                                                                             $ 2,304,254       $    21,903
                                                                             ===========       ===========



                See accompanying notes to unaudited interim consolidated financial statements.


                                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)





                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                         1999           1998             1999            1998
                                                                     -----------     -----------      -----------     ----------
Revenue                                                              $   43,493      $        -       $    48,486     $        -
                                                                     ----------      ----------       -----------     ----------

Expenses:
      Loss from write-off of investment                                       -          90,978                 -        362,532
      Salaries and benefits                                             156,554           2,392           452,361         49,219
      Consulting, management and professional fees                      112,868          64,269           218,766        120,652
      Depreciation and amortization                                     102,529             864           137,788          2,593
      General and administrative                                        284,964          21,160           377,835        232,382
                                                                     ----------      ----------       -----------     ----------
          Total expenses                                                656,915         179,663         1,186,750        767,378
                                                                     ----------      ----------       -----------     ----------
Net loss for the period                                              $ (613,422)     $ (179,663)      $(1,138,264)    $ (767,378)
                                                                     ==========      ==========       ===========     ==========

Basic net loss per share                                             $    (0.05)     $    (0.02)      $     (0.09)    $    (0.06)
                                                                     ==========      ==========       ===========     ==========

Weighted average common shares outstanding                           12,876,786      11,949,366        12,849,825     11,825,299
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

                                                                                                      Accumulated
                                                                        Additional                       Other
                                                   Common Stock          Paid-In       Accumulated   Comprehensive
                                                 Shares       Amount     Capital         Deficit         Income            Total
                                              ------------  ---------  ------------   -------------  ---------------   -------------

Sale of common stock for cash                   9,719,999    $  9,720   $  646,229     $         -      $      -       $   655,949
Issuance of common stock for
  investment (Note 3)                           2,000,000       2,000       18,000               -             -            20,000
Net loss for the period                                 -           -            -        (404,609)            -          (404,609)
                                               ----------    --------   ----------     -----------      --------       -----------
Balance, December 31, 1997 (restated)          11,719,999      11,720      664,229        (404,609)            -           271,340
Sale of common stock for cash                     229,367         229      343,822               -             -           344,051
Net loss                                                -           -            -        (902,869)            -          (902,869)
Currency translation adjustment                         -           -            -               -         9,748             9,748
                                                                                                                       -----------
Comprehensive income (loss)                             -           -            -               -             -          (893,121)
                                               ----------    --------   ----------     -----------      --------       -----------
Balance, December 31, 1998                     11,949,366      11,949    1,008,051      (1,307,478)        9,748          (277,730)
Sale of common stock for cash                   1,863,313       1,863      688,796               -             -           690,659
  (inclusive of 64,286 shares
  issued as finder's fee)
Stock issued for finders'
  fees (Note 6)                                   130,000         130         (130)              -             -                 -
Stock issued on settlement of debt                664,010         664      198,538               -             -           199,202
Stock options issued as compensation                    -           -      161,189               -             -           161,189
Reacquisition of shares                        (3,600,000)     (3,600)       3,600               -             -                 -
Acquisition of CCS and NFPG (Note 3)            1,600,000       1,600    1,758,400               -             -         1,760,000
Sale of common stock for cash                     810,291         810      636,064                                         636,874
Currency translation adjustment                         -           -            -               -       (15,392)          (15,392)
Net loss                                                -           -            -      (1,138,264)            -        (1,138,264)
                                                                                                                       -----------
Comprehensive income (loss)                             -           -            -               -             -        (1,153,656)
                                               ----------    --------   ----------     -----------      --------       -----------
Balance, September 30, 1999
   (Unaudited)                                 13,416,980    $ 13,416   $4,454,508     $(2,445,742)     $ (5,644)      $ 2,016,538
                                               ==========    ========   ==========     ===========      ========       ===========


                See accompanying notes to unaudited interim consolidated financial statements.


                               EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  1999           1998
                                                                              ------------   ------------
                                                                              (Unaudited)    (Unaudited)

Net loss                                                                      $(1,138,264)    $ (767,378)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                                  137,788          2,593
   Write-off of investment in joint venture                                             -        362,532
   Stock options compensation                                                     161,189              -
   Changes in assets and liabilities:
      Receivables                                                                  (5,282)        (5,451)
      Prepaid expenses                                                             (7,799)         4,223
      Incorporation costs                                                               -          3,876
      Accounts payable                                                             64,586        (12,260)
                                                                              -----------     ----------
        Net cash used in operating activities                                    (787,782)      (411,865)
                                                                              -----------     ----------

Cash flows from investing activities:
   Investment in and advances to joint venture                                          -       (406,532)
   Acquisition of CCS and NFPG, net of cash
      acquired (Note 2)                                                          (192,325)             -
   Purchase of furniture and equipment                                             (6,505)        (3,833)
   Website development costs                                                      (61,240)             -
                                                                              -----------     ----------
        Net cash used in investing activities                                    (260,070)      (410,365)
                                                                              -----------     ----------
Cash flows from financing activities:
   Bank overdraft                                                                  (2,661)             -
   Advances from related parties                                                   67,562        172,231
   Common stock sold for cash                                                   1,327,533        344,051
                                                                              -----------     ----------
        Net cash provided by financing activities                               1,392,434        516,282
                                                                              -----------     ----------
Effect of exchange rate changes on cash                                           (15,392)         8,407
                                                                              -----------     ----------
Net increase (decrease) in cash                                                   329,190       (297,541)

Cash at beginning of period                                                             -        302,982
                                                                              -----------     ----------

Cash at end of period                                                         $   329,190     $    5,441
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



                                      EWRX INTERNET SYSTEMS, INC.
                                      (Registrant)


January 13, 2000                      By  /s/ Ronald C. Davis
                                         -------------------------------------
                                         Ronald C. Davis
                                         President and Chief Executive Officer


January 13, 2000                      By /s/ Richard P. Ott
                                         -------------------------------------
                                         Richard P. Ott
                                         Treasurer and Chief Accounting Officer