Form 10QSB/A
period 1999-09-30
EWRX INTERNET SYSTEMS INC
filed 2000-01-14
CIK 1088949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                                (AMENDMENT NO. 2)

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

     As of October 19, 1999, the Company completed a private placement for 945,291 units at a price of $0.85 per unit, each unit consisting of one common share and a non-transferble warrant exercisable at $1.00 for two years, for total proceeds of $803,497. As at September 30, 1999 the Company had received proceeds of $636,874 net of finders' fees of $51,875. Since the Company had accepted subscriptions for these proceeds, the Company has been advised by counsel that they are issued and outstanding shares under Nevada law. The shares are treated as issued and outstanding shares in these financial statements even though the certificates evidencing ownership of such shares were delivered after September 30, 1999.

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



                                      EWRX INTERNET SYSTEMS, INC.
                                      (Registrant)


January 14, 2000                      By  /s/ Ronald C. Davis
                                         -------------------------------------
                                         Ronald C. Davis
                                         President and Chief Executive Officer


January 14, 2000                      By /s/ Richard P. Ott
                                         -------------------------------------
                                         Richard P. Ott
                                         Treasurer and Chief Accounting Officer