Form 10KSB
period 1999-12-31
EWRX INTERNET SYSTEMS INC
filed 2000-03-30
CIK 1088949

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

 X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.


___ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission file number 0-27195

                           EWRX INTERNET SYSTEMS INC.
                 (Name of Small Business Issuer in its charter)

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

Issuer's Telephone Number: 604-669-6079


Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

                    Common Stock
                    ------------
                  (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [ ]

Issuer's revenues for most recent fiscal year: $98,736

Aggregate market value of the voting stock held by non-affiliates computed as the average bid and asked prices of such stock, as of March 15, 2000:
$35,000,851.

Number of common shares outstanding as of March 15, 2000: 14,829,580.

Documents incorporated by reference:

1. The information required by Items 9, 10, 11 and 12 of Part III appears in the Issuer's Proxy Statement for the 2000 Annual Meeting to be filed within thirty (30) days of the date of this Annual Report on Form 10-KSB.

2.   Exhibits to Issuer's Registration Statement on Form 10-SB (No. 0-27195).

Transitional Small Business Disclosure Format (Check one):

Yes [   ]         No [ X ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS..............................................1


ITEM 2.  DESCRIPTION OF PROPERTY..............................................8


ITEM 3.  LEGAL PROCEEDINGS....................................................9


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.............9


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........12


ITEM 7.  FINANCIAL STATEMENTS................................................18


ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS........................19


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLAINCE WITH SECTION 16(A) OF THE EXCHANGE ACT...................19


ITEM 10. EXECUTIVE COMPENSATION..............................................19


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......19


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................19


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................19

                           FORWARD LOOKING STATEMENTS

WHEN USED IN THIS FORM 10-KSB, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," AND "ESTIMATE" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. HOWEVER, THIS FORM 10-KSB ALSO CONTAINS OTHER FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING, BUT NOT LIMITED TO, THE FOLLOWING RISK FACTORS, WHICH COULD CAUSE THE COMPANY'S FUTURE RESULTS AND STOCK VALUES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE COMPANY. MANY SUCH FACTORS ARE BEYOND THE COMPANY'S ABILITY TO CONTROL OR PREDICT. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY ANY AND ALL FORWARD-LOOKING STATEMENTS, WHETHER AS RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

EWRX Internet Systems Inc. (the "Company", "Registrant" or "EWRX" pronounced "EWorks") is a publicly traded company. Its primary businesses are destination community Websites, electronic commerce projects ("e-commerce") and Website development focused in the Specialty Automotive Aftermarket as defined below. EWRX was incorporated in the State of Nevada on June 25, 1997.

The Website of the Company is ewrx.com. The corporate office is located at #301-543 Granville Street, Vancouver, BC, Canada V6C 1X8 and its telephone and fax numbers are (604)669-6079 and (604)669-6042.

Corporate Objective
-------------------

The corporate objective of EWRX is to utilize the Internet to develop a comprehensive online community providing a wide-range of services and content for users within the Specialty Automotive Aftermarket (defined below). An online community is a series of related websites focused in a particular area of interest where participants can interact, acquire relevant information and have easier access to the goods and services that are relevant to, in the case of EWRX, the Specialty Automotive Aftermarket.

The Company is, and expects to continue generating revenues from several e-commerce related sources including: Online advertising through banner advertising development, banner placements and other online advertising projects for other parties; Market consulting such as Internet launch strategies, site development analysis and Internet marketing plans; Website hosting Specialty Automotive Aftermarket related businesses and organizations; and through Special Projects.

The Specialty Automotive Aftermarket consists of automotive products that are added to a vehicle by choice and not need. This market includes products to enhance the appearance, performance and enjoyment of vehicles and excludes typical repair and maintenance products such as oil filters, sparkplugs and the like. There are sub-markets within the Specialty Automotive Aftermarket including classic cars, light trucks, rod and custom, off-road vehicles, racing, and street performance.

When evaluating the Specialty Automotive Aftermarket, EWRX found a growing but fragmented industry made up of a large number of smaller markets that together service millions of people who have a high degree of interest in specialty automotive products and services. Annual product sales in this market has been estimated to be $21 billion per year according to SEMA (Specialty Automotive Equipment Marketing Association), the largest automotive trade association in the world (1998 SEMA Market Report).

EWRX owns five Internet websites. Its primary websites, Classicar.com and ClassicTruck.com, ("EWRX Websites"), are two of the largest destination Internet websites for classic vehicle enthusiasts. Combined, the two sites receive an average of 10.0 million hits and 2.5 million page views per month. The sites contain more than 3,500 pages of content and 93 chat groups and messages boards that are supervised by more than 30 volunteers across the United States. Users can share technical tips, information and stories with other enthusiasts, classified advertising, monthly e-mail, newsletters, buying and selling of parts and other products and services.

EWRX also has several additional websites under development, including Motorhood.com and Speedwrx.com (domain names reserved). Included are MotorWrx.com, which when completed will provide a single gateway on the Internet to the EWRX Specialty Automotive Aftermarket online community. EWRX is also developing BigBadCatalog.com, a Specialty Automotive Aftermarket electronic catalog. Other websites that will cater to specific sub-markets within the Specialty Automotive Aftermarket, such as racing, rod and custom, and restyling, will also be developed in due course.

In addition to owning and operating the aforementioned websites, EWRX, through its wholly-owned subsidiary North Fork Webwrx Inc., (previously known as North Fork Publishing Inc.), a website developer, provides website design and consulting services to third parties as well as to EWRX. North Fork has developed and services over 70 websites. North Fork provides custom software and Website design services, Internet database services and custom e-commerce software solutions to a variety of businesses seeking to maximize the use of the Internet. North Fork also provides technical support services to the EWRX group of websites. Typically, North Fork retains the ownership and rights to proprietary software and related systems that are developed in conjunction with custom projects. The developed software is also available through leasing to other users in the Internet business.

Historical Background
---------------------

Prior to 1999, the Company's sole business was in the resource sector. The company was formerly known as Europa Resources Inc.

In the first quarter of 1999, the Company made the strategic decision to change its business direction. In particular, the Company implemented a new business strategy to acquire, finance and operate Internet related companies that either have existing websites or websites that are under development and are capable of operating profitably. The Company believes that the substantial growth in Internet commerce activities in recent years, when combined with carefully selected acquisition and development opportunities, represents a significant business opportunity.

Effective May 14, 1999, shareholders approved changing the name of the Company from Europa Resources Inc. to EWRX Internet Systems Inc. (pronounced "e-works").

During the second quarter of 1999, the Company completed its first acquisition as part of its new Internet-related business strategy. EWRX acquired 100% of the shares of common stock of Classic Car Source, Incorporated ("Classic Car") and 100% of the shares of Common Stock of North Fork Publishing Incorporated ("North Fork") by issuing 1.45 million shares of Common Stock of the Company and paying $200,000 in cash.

Classic Car was a privately held, state of Washington-based company that owned two websites, Classicar.com and Classictruck.com, both of which are destination class websites on the Internet. North Fork is an affiliated, privately held, state of Washington-based company that provides website design and Internet consulting services as previously discussed.

Prior to 1999, the Company's sole business was in the resource sector. In July 1997, the Company agreed in principle to acquire a 49% interest in the Granat Joint Venture ("Granat"), a Ukrainian-Canadian joint venture between the Company and Ivaniv Special Quarry ("ISQ"), an open joint-stock company of the Ukraine. The Granat interest was purchased from Aurora Pacific Consulting & Development Corp. ("Aurora"). The individual who controlled Aurora later became a director of the Company. Granat was formed for the purposes of mining, production and marketing of industrial garnets and related products in the Ukraine.

The Company finalized its purchase pursuant to a Purchase Agreement dated October 7, 1997 whereby the Company agreed to pay $300,000 in installments and issued 2,000,000 restricted shares of Common Stock. The Common Stock was valued at $.01 per share, the price for which the shares were being sold at the time the Company negotiated the terms of the agreement. The Company paid $40,000 in

1997 and $64,000 in 1998 towards the $300,000 obligation. The Company has been released from any further obligation as discussed below. From October to December 1997, the Company also acquired a controlling interest over 25% of the shares of ISQ for $204,000 and funded $12,000 in 1997 and $342,532 in 1998 towards development of the properties of Granat.

Due to the lack of adequate financial accountability from Granat and ISQ, the Company was unable to control the operations of the entity. In addition, the Company was not able to obtain reliable financial information with which to account for its investment. As a result, the Company has written off its entire investment in each year as payments were made. Coincidentally, during this period the Ukrainian and Russian economies experienced a significant downturn. Additionally, the International Monetary Fund, with which the Company had been working, announced it would terminate financial support for Russia and the Ukraine. This action led to the Russian and Ukrainian economies collapse.

The combination of all of these factors caused the Company in late 1998 to relinquish its interest in Granat and ISQ to Aurora. In return, the Company obtained the 2,000,000 shares of restricted Common Stock it had issued in connection with acquiring the interest in Granat and was released from any ongoing obligations under the Purchase Agreement, including the remaining unpaid purchase price of $196,000. The director of the Company who controlled Aurora resigned as a director.

Strategic Alliances and Affiliations
------------------------------------

Xceed, Inc.

In July 1999, EWRX signed a consulting agreement with Xceed, Inc., a world leading Internet architect and e-commerce solution provider. Under the terms of the agreement, Xceed was appointed as the Company's Internet consultant and co-developer in connection with the redevelopment and re-programming of EWRX websites. The affiliation with Xceed will provide an accelerated development of its websites and enhance the visibility of EWRX on the Internet marketplace.

As part of the business relationship with Xceed, it may make an equity investment in the Company. Further, EWRX hopes to build a partnership with Xceed including business contacts and association among Xceed, EWRX and their other Internet clients.

Data Return Inc.

Data Return of Dallas-Ft. Worth, an Internet hosting facility has provided Website hosting to EWRX, its subsidiaries and many of its clients since January 1998. Data Return manages a remote data center with more than 350 Compaq ProLiant systems running the Microsoft Windows NT Server network operating system. Data Return hosts business-critical Websites for individual companies as well as for Internet service providers (ISPs), website developers, and telecommunications carriers. The staff of Data Return consists of Microsoft-certified and Compaq-certified professionals.

All equipment is housed in multiple data centers in Dallas-Fort Worth and connected to the Internet via a multi-backbone network with local access to seven Tier-1 backbone providers. In layman's terms, this means that Data Return provides seven redundant connectors to provide service continuity. Further, Data Return utilizes two backup diesel generator systems to supplement conventional power sources in the event of loss of primary power.

Specialty Equipment Marketing Association (SEMA)
------------------------------------------------

Since 1996, EWRX subsidiaries have been members of the Specialty Equipment Marketing Association, the largest automotive after market trade association in the world. Dan Jondron, President of Classic Car and North Fork, has been SEMA's primary instructor for Internet marketing related topics since that time.

Market Segments
---------------

All references in this section are from SEMA's 1998 Market Report.

The Specialty Automotive Aftermarket is made up of a large number of smaller markets, with their own interests, products and services. This market is strictly driven by buyers seeking specific products and services related to the hobby aspects of vehicles as opposed to transportation and maintenance.

Because of market fragmentation and because the Internet is new to the specialty automotive industry, the online community has not been exposed to the wide variety of goods and services available to it from this market. Despite being fragmented, it is a growing market. In 1997, the retail sales of the Specialty Automotive Aftermarket, were $19.3 billion dollars and the market has grown 57.4% since 1990, at a compounded annual growth rate of 8% per year.

Consumers who make up this industry are predominately younger to middle aged men. Over 55% are under the age of 44, and enjoy higher education and higher income levels than the general population. On average, these consumers own 2.9 vehicles and are willing to spend a significant amount of money ($1,000-$5,000 per year depending on the market niche) to improve the appearance and performance of their vehicles.

In general, the market can be divided into three main segments.

* Specialty Accessories and Appearance, (52.4% market share). Includes all exterior or interior products that improve either the comfort or looks of a vehicle.

* Racing and Performance (22.9% market share). Includes all products that improve performance and efficiency (for example: carburetors, spark plugs, drive shafts and other engine parts).

* Wheels, tires and suspension components (24.7% market share). Includes specialty products for wheels such as performance shocks, struts, specialty high performance tires and brakes.

When evaluating the Specialty Automotive Aftermarket, EWRX recognized that the Internet has significant potential to provide these consumers with better prices, more selection, greater availability and easier access to products and services. EWRX believes that it has the opportunity to establish brand dominance in this marketplace by creating an Internet portal through which all the market segments in this industry enter and congregate.

Competition and Uncertainty of Market Acceptance
------------------------------------------------

The traditional marketplace for Specialty Automotive Aftermarket products and services is well established and includes mail order, retail outlets, direct customer advertising and private party transfers, all of which makes the market for the Company's services highly competitive. In addition, many companies and individuals are engaged in developing e-commerce using the Internet marketplace. Some of these companies have greater financial resources and larger technical staffs than the Company, which could result in the Company being at a competitive disadvantage. In addition, companies not currently in direct competition with EWRX may introduce competing products in the future.

Introducing e-commerce based upon the Internet marketplace remains an emerging industry and is characterized by rapid technological changes and introductions of new products and services. Demand for and market acceptance of newly introduced services and products, such as those planned by the Company, are subject to a high level of uncertainty.

Dependence on Key Customers, Suppliers and Strategic Relationships
------------------------------------------------------------------

Until recently, the Company was in the development stage and had no material or critical customers or suppliers, the loss of whom would have a material impact on operations. The Company will endeavor to develop such relationships in the future. The creation of relationships with key customers, as well as relationships with key suppliers and others is significant in order to further the Company's business objectives in the future. No assurance can be given that such relationships will be created, or that, if created, such relationships will continue to be beneficial to the Company.

Impact of Technological Change
------------------------------

Rapid technological changes, innovations and frequent new product introductions characterize the Internet as a whole. The Company's success will depend to a substantial degree on its ability to design, develop and enhance its web pages and related services, to successfully market such services, and to attract new customers. This will require the timely selection, development and marketing of new products or services and enhancements on a cost-effective basis. There can be no assurance that the Company will achieve these objectives or that products or technologies developed by others will not render the Company's web pages, products or technologies noncompetitive. A fundamental technological change could have a material adverse effect upon the Company.

Governmental Approvals and Regulations
--------------------------------------

The Company believes that no significant governmental approvals are necessary for any of its products or services. Further, the Company believes that compliance with federal, state and local laws or regulations that have been enacted or adopted to regulate the environment has not had, nor will have, a material effect upon the Company's capital expenditures, earnings, competitive or financial position.

A major risk of Internet companies is the unknown but potential regulation and taxation of Internet activities. The Internet industry is currently unregulated primarily because it is an international business subject to self-regulation by its participants who control websites in e-commerce. The United States government is examining the merits and disadvantages of regulation of content and taxation of e-commerce in the current year and in future years. The Company has no way to determine what the action of the United States government might have on its future activities and related revenues and profits.

Effect of Y2K and Risks of Year 2000 Compliance
-----------------------------------------------

The Company did not and does not expect to experience any material effect as a result of the so-called Year 2000 problem.

Employees
---------

At March 15, 2000, the Company employed 29 people full time and 15 consultants on a part-time basis.

The future success of the Company depends to a significant extent upon certain senior management, technical personnel and software development personnel. The Company also believes that its future success will depend in large part on its ability to hire and retain highly skilled technical, managerial and marketing personnel, as well as to attract and retain replacements for or additions to such personnel in the future. Demand for new, specially trained and experienced personnel has increased worldwide. The loss of certain key employees, or the Company's inability to attract and retain other qualified employees, could have a material adverse effect on the Company's business.

Reports to Security Holders
---------------------------

The public may read and copy any material filed by the Company with the SEC at the SEC's Public Relations Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Company is an electronic filer and, as such, all items filed by the Company with the SEC are available on the Internet. The SEC maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which site is available at http://www.sec.gov. The Company also maintains an Internet site that contains information about the Company. The site is available at http://www.ewrx.com.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Corporate Offices
-----------------

Vancouver, British Columbia

The general corporate activities of EWRX are conducted in the Vancouver, British Columbia office. The principal business office is #301 - 543 Granville Street, Vancouver, BC, Canada V6C 1X8. These activities include financing, investor relations, accounting, marketing and general corporate administration. The company has leased approximately 4600 square feet of other office space in downtown Vancouver at competitive rates for two years.

Bellingham, Washington

The Company's principal operations are located in Bellingham, Washington. Bellingham is strategically located near Seattle's major technological and Internet employment base. The operations offices are located at 1200 Harris Avenue - Suite 104, Bellingham, Washington 98225. The Company believes there are sufficient technical personnel in this area as required for its business activities. The activities in Bellingham include Website development and maintenance, programming and Internet consulting and marketing services.

All corporate and operations offices are leased facilities leased at competitive rates for their respective locations. The Company's other property consists of office equipment, Website domains and proprietary software.

The Company also maintains an executive office in Denver, Colorado. This office coordinates corporate governance, securities law compliance, legal and auditing functions. It is maintained on a part-time basis by William Wilson, a director of the Company, who also operates other companies' operations from such site.

Trademarks and Domain Sites
---------------------------

The Company owns thirty-five (35) Websites domain names and adds new domains as required with the expansion of its Web activities. Applications for certain trademarks related to the domain names and the Company's Internet business is anticipated in 2000. Currently the Company holds no trademarks.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
----------------------------------------------------------------

Market Information
------------------

Since January 27, 2000 and from May 25, 1999 through October 18, 1999, the Common Stock of the Company has been traded on the OTC Bulletin Board ("OTCBB") under the trading symbol "EWRX." From October 18, 1999 through November 17, 1999, the Common Stock traded under the symbol "EWRXE". The National Association of Securities Dealers, Inc. ("NASD") added the "E" pending clearance of disclosures in a Form 10-SB by the SEC. From November 17, 1999 though January 27, 2000, the NASD removed the Company's stock from listing on the OTCBB and the Company's Common Stock traded on the "pink sheets" (an informal stock quotation service) under the symbol "EWRX". The Company re-listed its Common Stock on OTCBB effective on January 27, 2000 following clearance of its Form 10-SB by the SEC.

From June 8, 1998 to May 25, 1999, the Common Shares of the Company traded on the OTCBB market under the trading symbol "ERRI".

The following table sets forth for the period indicated the high and low sale prices. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. For current price information, EWRX shareholders are encouraged to consult publicly available sources.

       1999                             High Bid                Low Bid
       ----                             --------                -------

       First Quarter                    $1.4000                 $0.1875
       Second Quarter                   $3.0000                 $0.8750
       Third Quarter                    $2.0625                 $0.4375
       Fourth Quarter                   $2.0625                 $0.7000

       1998
       ----

       First Quarter                (did not trade)
       Second Quarter                   $1.96875                $1.96875
       Third Quarter                    $1.96875                $0.34375
       Fourth Quarter                   $0.5500                 $0.06250

Holders
-------

At March 15, 2000, the Company had 14,829,580 Common Shares outstanding and had approximately 80 shareholders of record.

Dividends
---------

The Company has no fixed dividend policy. The Board of Directors from time to time having regard to operating results, capital requirements and general financial condition and requirements will consider dividend distributions. The Company has paid no dividends at any time. For the foreseeable future, it is anticipated that the Company will use all available cash flows to finance its growth and that dividends will not be paid to shareholders.

Recent Sales of Unregistered Securities
---------------------------------------

Reconciliation of Share Issuances (reacquisitions) for the period December 31, 1998 through December 31, 1999


   Date                              Price          Number         Common      Additional                            Exemption
Month Year  Consideration         per Share (1)    of Shares       Stock     Paid-in Capital  Rule 504  Rule 506   Section 4 (2)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     2,000,000
Balance, December 31, 1998                        11,949,366       11,949       1,008,051

Feb.  1999 Debt settlement            $0.30          664,010 (2)      664         198,539      282,344                 381,666
Feb.  1999 Cash                       $0.30          299,999          300          89,700      299,999
March 1999 Cash, net of
           finders
           fee of 64,286
           shares                     $0.35        1,281,886 (3)    1,282         402,467    1,281,886
April 1999 Cash                       $0.70          281,428 (4)      282         196,719      281,428
April 1999 Reacquisition of
           shares **                 $0.001        (1600000) (5)   (1600)           1,600  (1,600,000)
April 1999 Reacquisition of
           shares **                 $0.001      (2,000,000) (6)  (2,000)           2,000  (2,000,000)
June  1999 Finder's fee              $0.001          130,000 (7)      130           (130)                              130,000
June  1999 Investment in
           Classic Car
           & North Fork               $1.10        1,600,000 (8)    1,600       1,758,400                            1,600,000
June  1999 Stock options
           issued as
           compensation                                                           161,189
                                              --------------------------------------------------------------------------------

Balance, June 30, 1999                            12,606,689       12,606       3,818,444

Sept. 1999 Cash                       $0.85          870,291 (9)      870         673,404                 870,291
Sept. 1999 Services                   $0.85           75,000           75          63,675                               75,000
Dec.  1999 Warrants to
           employees                  $1.00          545,000         --              --                                545,000

                                              --------------------------------------------------------------------------------
Balance, December 31, 1999                        13,551,980       13,552       4,555,614   10,495,023    945,291    2,111,666
                                              ================================================================================



** These shares have been reacquired by the Company at no cost to it and subsequently returned to authorized and unissued common stock.

(1) The share price of the Company common stock has fluctuated widely since its inception. The Company issued shares in 1997, 1998 and 1999 with reference to the prevailing market price when applicable. The initial price of $0.01 was used for sale of stock to founders, consultants and early-stage financiers of the Company at a time when the Company's stock did not trade. Subsequently, and after an agreement in principle had been reached to acquire the Garnet Project in the Ukraine at about the same time it closed, stock was sold to family, friends and business associates at $1.50 in private placement financing under a Regulation D, Rule 504 filing. A trading market developed in 1998 with the highest price being $2.00 per share; however, because of the difficulties with the mining joint venture in 1998 as described in Item 1, the price dropped as low as $.07 per share in late 1998. As the Company changed its direction from industrial minerals to e-commerce, the price moved up to $0.30 in 1999. The Company disclosed all activities related to the Internet acquisitions and the market price responded in fluctuations from $0.30 to $2.875. The market price was extremely sensitive during this period to increases at times the Company announced its fulfillment of business goals and sharp decreases during selling-off by investors when market conditions and perceptions were not favorable. During this period of fluctuation, Management endeavored to complete private placement financing and the two Internet company acquisitions at the then current market price with appropriate discounting to reflect the restricted nature of the securities sold. As management had little control over the market price, it could only react at any given time as it completed the financing and the acquisitions.

(2) Includes 142,000 shares issued to Ronald Davis, an officer and director of EWRX, and 239,666 shares issued to his wife for debt reduction of $42,600 and $71,900 respectively.

(3)  Includes 64,286 shares issued as a finder's fee under Rule 504.

(4) The market price of the common shares of the Company when this private placement was subscribed ranged from $0.38 to $1.38 during the month of March, 1999, just prior to the transaction. The pricing of the placement ($0.70) was determined with reference to the mid range of prices during the prior month with a discount to reflect the restrictive nature of these securities.

(5) In April and July 1999, the Company agreed with certain investors to rescind their purchase of 1,600,000 shares of Common Stock of the Company sold at $0.01 each previously sold under Rule 504 of Regulation D.

(6) In April 1999, the entire two million Common Share block of shares issued in 1997 to a foreign national company for mineral properties in the Ukraine was reacquired by the Company in connection with relinquishing its interest in the joint venture covering such properties. The shares were returned to authorized but unissued status.

(7) In June, 1999, the Company issued 130,000 shares of Common Stock of the Company to two consultants for finder's fees under Section 4(2) of the Securities Act of 1933. The market price of the common shares of the Company when these transactions took place was $1.35.

(8) In June 1999, the Company issued 1,450,000 shares of Common Stock of the Company to the owners of CCI and North Fork as part of the acquisition of all of the assets of these entities and 150,000 shares of the Common Stock of the Company to a consultant as a finder's fee for the same acquisition under Section 4(2) of the Securities Act of 1933. The market price of the common shares of the Company when these transactions took place was $1.35 and the transaction price was reduced by approximately 20% to $1.10 per share.

(9) Represents units sold for $0.85 per unit to accredited investors in a September, 1999 placement yielding approximately $800,000 to the Company. Each unit consisted of one common share and a non-transferable warrant exercisable at $1.00 for two years from the date of the subscription. Two warrants are required to be exercised in order to purchase one share of common stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION
---------------------------------------------------------------------

Plan of Operations
------------------

EWRX's primary business objective during the next twelve months is to develop and operate websites that facilitate commercial transactions in the Specialty Automotive Aftermarket. By using proprietary information management software and by using the Internet as an e-commerce marketplace, the Company believes that it can provide participants with enhanced selection and pricing for automotive products and services. In return, the Company plans to charge a fee, on a transaction-by-transaction basis for all business conducted by third parties using the Company's websites. The Company also expects to generate additional revenues from its websites by selling advertising to third parties. Further, the Company expects its wholly owned subsidiary, North Fork WebWrx, to earn increased service revenues by continuing to provide custom software and website design services, Internet database services and custom e-commerce software solutions to a variety of businesses that are seeking are to utilize the Internet for commercial purposes. Reference is also made to Item 1 - Description of Business.

To achieve its primary objectives, over the next twelve months, EWRX anticipates that it will:

1) Raise up to $5 million through the private placement sale of common shares. Proceeds will be used for general corporate purposes and to fund planned website development activities as outlined below. Refer to the discussion under "Capital Resources" below.

2) Complete the re-development and re-programming of the Classicar.com and Classictruck.com websites. This work will be accomplished in conjunction with a contract with Xceed, Inc. who will provide the Company with certain developmental and programming services. Both websites will then be fully capable of conducting planned e-commerce operating activities. Through December 1999, the Company has completed a portion of this work and related costs have been capitalized as Website development costs.

3) Develop other related Internet sites that are focused on specific communities within the Specialty Automotive Aftermarket such as racing, hot rods, etc. The Company has registered the domain names "Speedwrx.com" and "Motorhood.com" for such purposes.

4) Develop the Company's MotorWrx.com website. MotorWrx.com provides a single gateway on the Internet to the EWRX group of websites and ultimately will provide links to other websites related to the Specialty Automotive Aftermarket. EWRX intends MotorWrx.com to be an important destination site for the Specialty Automotive Aftermarket on the Internet and it is planned to provide a single point entry for automotive enthusiasts. Included in this development will be creation of the Motorhood.com and Speedwrx.com websites.

5) Development of BigBadCatalog.com, an electronic catalog for the Specialty Automotive Aftermarket. Development of this new website will be undertaken in part under the contract with Xceed, Inc. referred to previously in (2) above. EWRX plans to integrate digitized standard printed catalogs for automobile parts manufacturers and distributors into BigBadCatalog.com. This will create a centralized point of sale on the Internet where auto enthusiasts can purchase automotive parts directly from participating manufacturers and distributors.

6) Increase brand awareness for the Motorwrx.com, ClassicCar.com, Classictruck.com, and related websites and brands. The Company has initiated a program to significantly increase overall brand awareness of the various EWRX websites through a national advertising program in conjunction with certain co-sponsors.

7) Expand services provided to third parties by North Fork WebWrx. North Fork Webwrx is an Internet solutions provider serving a variety of businesses by providing high-end website design services, Internet database programming, custom e-commerce applications and strategic Internet marketing consulting. With public acceptance of the Internet surging, and business-to-business commerce changing the traditional distribution systems, EWRX believes that North Fork WebWrx can expand its market share in the following areas:

     WEBSITE DEVELOPMENT. Design, development, and maintenance of a wide range of business-to-business commerce sites, Intranet (internal business communications) and large-scale consumer sites.

     ONLINE ADVERTISING. Banner ad development, banner placements and other online advertising projects for third parties.

     MARKET CONSULTING. Providing market-consulting services, such as Internet launch strategies, site development analysis and Internet marketing plans.

     WEBSITE HOSTING. North Fork WebWrx currently hosts over 70 websites for classic car and classic truck related businesses and organizations.

     SPECIAL PROJECTS. Developing proprietary software for resale.

8) As appropriate opportunities arise and provided that sufficient funding is available, complete additional acquisitions or form joint ventures and/or strategic alliances with other website-related companies servicing the Specialty Automotive Aftermarket.

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

The Company believes that revenues to be earned during the next twelve months, together with planned sales of Common Shares as described below under "Capital Resources," will provide sufficient funding for operations during that twelve-month period. However, no assurance can be given that the types of revenues projected by the Company or that the financing contemplated by the Company will occur. Additional capital will be required for significant expansion of website capabilities and other planned Company activities such as development or acquisition of additional websites.

In connection with its website developmental activities as set out above, the Company estimates that it will incur the following website development costs during the next twelve months:


                       Estimated Costs Through Year 2000 *

Anticipated Date             Graphic
of Improvement             Redevelopment      Programming         Total
--------------             -------------      -----------         -----

Classicar.com                $ 65,000          $ 30,000         $ 95,000
March 2000

Classictruckstop.com         $ 45,000          $ 25,000         $ 70,000
April 2000

BigBadCatalog.com            $ 75,000          $200,000         $275,000
June 2000

MotorWrx.com                 $ 10,000          $ 40,000         $ 50,000
June 2000

Other Proposed               $300,000          $485,000         $785,000
Internet Sites -
Speedwrx.com and
Motorhood.com
December 2000
                                                              ----------
                                                              $1,275,000
                                                              ==========


* May change based on market conditions and the Company's ability to obtain financing for these projects.

Revenues and Financing
----------------------

Through December 31, 1999, the Company realized minimal revenues from banner advertising and website consulting services, principally because the acquisition of Classic Car and North Fork was completed only in late June 1999 and EWRX's efforts were primarily focused on development of existing and new web sites. EWRX intends to derive its future revenues from these same sources, from the electronic catalog, BigBadCatalog, and from other e-commerce programs on its websites. The Company anticipates that Internet and related e-commerce will continue to become more accessible and that the market opportunities for the Company will expand in North America and internationally. The Company intends to expand the content and to improve the services on its websites, and where appropriate, to add new websites that are compatible with its existing websites related to the Specialty Automotive Aftermarket.

Additional capital, as described in CAPITAL RESOURCES below, will be required for significant expansion of Website capabilities and other Company activities such as additional Websites and related acquisitions.

During the first quarter of 2000 and throughout 1999 and 1998, the Company's principal source of funds has come from sales of Common Shares by way of private placement and from advances made by an officer/shareholder. Over this period, approximately $2.43 million ($1.4 million in 1999) has been raised from sales of Common Stock. At December 31, 1999 there were net advances from Shareholders amounting to $138,700 ($64,000 at December 31, 1999). Proceeds have primarily been used to acquire Classic Car and North Fork, initiate work for website re-design as discussed previously and for corporate administrative and sales costs. Prior to 1999, the Company also incurred costs and made cash advances to a now defunct mineral joint venture located in the Ukraine. See discussion under "Financial Condition and Results of Operations" below. The Company is continuing to investigate and solicit funding primarily through private placements of its securities.

Capital Resources
-----------------

As of February 29, 2000, the Company completed a private placement of 1,277,600 units, including issuance of 54,600 units for commissions, at $1.00 per unit. Each unit consisted of one common share and one non-transferable warrant exercisable at $1.00 for two years from the date of the subscription. Net proceeds of approximately $1.198 million was raised in cash and the Company was relieved of $25,000 of liabilities. The private placement increased the number of fully diluted common shares by 1,277,600 shares. This placement was not subject to an underwriting agreement.

The Company has had preliminary discussions with third parties to raise up to $5,000,000 using a combination of shares and warrants at the market price at the time of any subscription. Proceeds from the proposed sale of Common Stock will be used to pay offering costs and to expand the brand recognition of the Company's websites through advertising and marketing and to fund website redesign that will in turn enhance the commercial value of Websites as previously discussed. Proceeds will also be used for general working capital, and general and administrative purposes.

The Company's monthly general and administrative costs (e.g. salaries, rent, corporate expenses) are approximately $200,000. The Company anticipates, subject to adequate financing, that by mid-2002, there will be sufficient revenue from the operations of its websites from providing other Internet related services to pay for these costs and related sales and marketing costs.

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

On July 15, 1999, the Company entered into an agreement with Harmonic Research, Inc. (Harmonic), an investment fund management company, to sell by way of private placement units consisting of common shares and warrants on behalf of the Company. The initial term of the agreement was for 90 days and is extended in 90-day increments. To date, Harmonic has placed securities on behalf of the Company outside of the terms of this agreement. The Company did not extend the agreement in October 1999. Under the initial agreement terms, Harmonic provided financial advisory services and was paid $15,000. Upon signing the initial agreement, the Company also granted Harmonic a warrant to purchase 150,000 shares of the Company's common stock at $1.00 per share for three years. In addition, Harmonic is also entitled to receive certain fees should the Company enter into a merger, consolidation, reorganization, and business combination or acquire another company where Harmonic is the finder. No such transaction is under consideration by the Company at this time.

Financial Condition and Results of Operations
---------------------------------------------

Until recently, the Company was a development stage enterprise. Its principal assets today are its investments in Classic Car and North Fork and registration of the Company's securities under the Securities Exchange Act of 1934. From inception to date, the Company has incurred significant operating losses resulting in its working capital deficit.

From its formation in 1997 through the first half of 1999, the Company did not generate any significant operating revenues. Beginning in the third quarter of 1999 and upon completion of the purchase of Classic Car and North Fork discussed previously, the Company has entered the e-commerce marketplace. Revenues in 1999 were derived primarily from banner advertising on Company websites.

Salaries and benefits increased in 1999 when compared to 1998 primarily as a result of increases in personnel in 1999 in anticipation of commencing e-commerce operating activities as a result of the acquisition of Classic Car Source and North Fork completed in June 1999. Such costs for the year ended December 1998 when compared to the period from inception (June 1997) to December 1997 increased due primarily to management of the now terminated mineral joint venture in the Ukraine as discussed elsewhere in this annual report.

Consulting, management and professional fees are primarily accounting and legal expenses. Increases in these expenses in 1999 when compared to 1998 are a result of costs incurred relating to the acquisition of Classic Car Source and North Fork and completion of the Company's registration of securities under the Securities Exchange Act of 1934. Such costs for the year ended December 1998 when compared to the period from inception (June 1997) to December 1997 increased due to a full year versus partial year and related primarily to management of the now terminated mineral joint venture in the Ukraine as discussed below.

From inception through December 1998, the Company's sole business was in the resource sector and the Company held certain mineral interests in the Ukraine. The Company's interests were held in the Granat Joint Venture ("Granat") as discussed in Note 2 of Notes to Financial Statements. The Company finalized its purchase pursuant to a Purchase Agreement dated October 7, 1997 whereby the Company agreed to pay $300,000 in installments and issued 2,000,000 restricted common shares. The common shares were valued at $.01 per share, the price for which the shares were being sold at the time the Company negotiated the terms of the agreement. The Company paid $40,000 in 1997 and $64,000 in 1998 towards the $300,000 obligation. The Company has been released from any further obligation as discussed below. From October to December 1997, the Company also acquired a controlling interest over 25% of the shares of ISQ for $204,000 and funded $12,000 in 1997 and $342,532 in 1998 for development.

Due to the lack of adequate financial accountability from Granat and ISQ, the Company was unable to control the operations of the entity.

As a result of the inability of the Company to obtain reliable financial information with which to account for its investment, the Company has written off the investment in each year as payments were made. Coincidentally, during this period the Ukrainian and Russian economies experienced a significant downturn. These factors caused the Company to relinquish its interest in Granat and ISQ to Aurora in return for the 2,000,000 restricted common shares and a release from any ongoing obligations under the original Purchase Agreement, including the remaining unpaid purchase price of $196,000. The director of the Company who controlled Aurora resigned as a director.

During 1998 and 1997, the Company issued stock and made cash payments toward the purchase of its interest in Granat, the purchase of ISQ shares and advances to Granat as follows:

      2,000,000 common shares issued                             $ 20,000
      Expenditures made and liabilities recognized during 1997    320,000
                                                                 --------
      Written off in 1997                                         340,000
                                                                 ========
      Expenditures incurred and written off in 1998              $342,532
                                                                 ========

Marketing and promotion cost in 1999 pertain to creating broad awareness within the Internet community of the Company's websites and its related products and services. All such costs were incurred subsequent to the acquisition of Classic Car and North Fork.

Overall during 1999, general and administrative expenses increased when compared to 1998 as a result of commencing operating activities subsequent to the acquisitions of Classic Car and North Fork. Higher costs resulted from increased staff, enlarging office facilities to include two locations, and other administrative expenses. Such increases occurred primarily in the third and fourth quarters of 1999 and are expected to be ongoing at the rate of approximately $200,000 per month. During the first half of 1999, general and administrative costs decreased when compared to 1998 and as a result of reductions in front office staff upon termination of the mineral joint venture in the fourth quarter of 1998. In the year ended December 1998, such expenses related primarily to administration of the now terminated mineral joint venture in the Ukraine discussed elsewhere in this annual report.

Increases in depreciation and amortization in 1999 when compared to 1998 relate primarily to amortization of goodwill recorded in connection with the acquisition of Classic Car and North Fork. Such amortization commenced in July 1999.

Due to operating losses since inception, the Company has not incurred any liability related to income taxes.

Effects of Year 2000 Compliance
-------------------------------

The Company did not and does not expect to experience any material effect as a result of the so-called Year 2000 problem.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:

Description                                                             Page No.
-----------                                                             --------

  Index                                                                   F-1

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
----------------------------------------------------

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this FORM 10-KSB.

On May 4, 1999, the Company's shareholders approved the appointment of Jackson & Rhodes P.C. as the Company's auditors for the periods ending December 31, 1998 and December 31, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

The information required by this item appears in the Company's Proxy Statement for the 2000 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The information required by this item appears in the Company's Proxy Statement for the 2000 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required by this item appears in the Company's Proxy Statement for the 2000 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by this item appears in the Company's Proxy Statement for the 2000 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a. Exhibits and Index of Exhibits. Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the financial statements.

Exhibit
Number                 Description
------                 -----------

 2.1 (i)   "Stock Purchase And Sale Agreement" (April 11, 1999) (1)

 2.1 (ii) "Merger Agreement And Plan Of Reorganization" (June 15, 1999) (1)

 2.3 (i)  Agreement with Optima Promotions (September 1, 1998) (1)

 2.3 (ii) Agreement with Harmonic Research Inc. (July 12, 1999) (1)

 3.1      Articles of Incorporation of the Registrant. (June 24, 1999) (1)

 3.2      By-laws of the Registrant. (June 25, 1999) (1)

 3.3      Specimen certificate for Common Stock, $0.001 par value. (1)

 3.4 Certificate of Amendment to Articles of Incorporation of the Registrant. (May 18, 1999) (1)

 4.1      Warrant Agreement issued by the Registrant in September-October, 1999.

10.1 (i)  Employment agreement with Johnscott Lee. (May 4, 1999) (1)

10.1 (ii) Employment agreement with Dan Jondron. (May 4, 1999) (1)

10.4      Letter of Intent - EWRX Internet Systems Inc. & Xceed, Inc. (July 6,
          1999) (1)

10.5 (i)  Stock Option Plan of the Registrant. (March 4, 2000)

10.5 (ii) Stock Option Agreements (May 6, 1999) (1)

11.0      Statement regarding Computation of Per Share Earnings

22.1 (i)  Subsidiaries of the Registrant (1)

22.1 (ii) Company Structure (1)

27        Financial Data Schedule

--------------------

(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB (No. 0-27195)

(b) Reports on Form 8-K. The Company has filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, Province of British Columbia, Country of Canada, on this 30th day of March, 2000.

                                          EWRX INTERNET SYSTEMS, INC.
                                          a Nevada corporation


                                          By: /s/ Ronald C. Davis
                                          -----------------------
                                          Ronald C. Davis, President and Chief
                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed by the following persons in the capacities and on the dates indicated.


                                   Title of Position
    Signature                     Held with Registrant                 Date
    ---------                     --------------------                 ----


/s/ Ronald C. Davis         President, Chief Executive Officer     March 5, 2000
-------------------         and Director
Ronald C. Davis


/s/ Richard P. Ott          Treasurer and Director                 March 5, 2000
------------------
Richard P. Ott


/s/ William R. Wilson       Secretary and Director                 March 5, 2000
---------------------
William R. Wilson


/s/ Dan Jondron             Director                               March 5, 2000
---------------
Dan Jondron


/s/ Robert R. Gilmore       Chief Financial Officer (Acting)       March 5, 2000
---------------------
Robert R. Gilmore

                           EWRX INTERNET SYSTEMS INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Independent Auditors' Report for December 31, 1999 and 1998 ................F-2

Consolidated Balance Sheets at December 31, 1999 and 1998...................F-3

Consolidated Statements of Operations
     For the Years Ended December 31, 1999 and 1998.........................F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     For the Years Ended December 31, 1999 and 1998.........................F-5

Consolidated Statements of Cash Flows
     For the Years Ended December 31, 1999 and 1998.........................F-6

Notes to Consolidated Financial Statements..................................F-7

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
EWRX Internet Systems Inc.

We have audited the accompanying consolidated balance sheets of EWRX Internet Systems Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EWRX Internet Systems Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses and its working capital deficit and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ Jackson & Rhodes P.C.
                                             -------------------------
                                             Jackson & Rhodes P.C.

Dallas, Texas
March 27, 2000


                           EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                   December 31, 1999 and 1998


                                             Assets

                                                                        1999           1998
                                                                     -----------    -----------
Current assets:
     Cash                                                            $     5,214    $      --
     Receivables                                                          37,422          6,264
     Prepaids and other                                                    2,636          1,815
                                                                     -----------    -----------
         Total current assets                                             45,272          8,079
                                                                     -----------    -----------

Furniture and equipment:
     Furniture and equipment                                              74,374         18,772
     Accumulated depreciation                                            (29,395)        (4,948)
                                                                     -----------    -----------
         Net furniture and equipment                                      44,979         13,824
                                                                     -----------    -----------

Other assets:
     Goodwill, net of amortization of $236,392                         1,759,953           --
     Website development costs                                           254,855           --
                                                                     -----------    -----------
         Total other assets                                            2,014,808           --
                                                                     -----------    -----------

                                                                     $ 2,105,059    $    21,903
                                                                     ===========    ===========

                         Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Bank overdraft                                                  $      --      $     2,661
     Accounts payable                                                    342,286         93,731
     Due to shareholders                                                 138,700        203,241
                                                                     -----------    -----------
            Total current liabilities                                    480,986        299,633
                                                                     -----------    -----------

Commitments and contingencies                                               --             --

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, 500,000 shares authorized,
         none issued and outstanding                                        --             --
     Common stock, $.001 par value, 100,000,000 shares authorized,
         13,551,980 and 11,949,366 shares issued and outstanding          13,552         11,949
     Additional paid-in capital                                        4,555,614      1,008,051
     Accumulated deficit                                              (2,927,875)    (1,307,478)
     Accumulated other comprehensive income (loss)                       (17,218)         9,748
                                                                     -----------    -----------
         Total stockholders' equity (deficit)                          1,624,073       (277,730)
                                                                     -----------    -----------
                                                                     $ 2,105,059    $    21,903
                                                                     ===========    ===========


                  See accompanying notes to consolidated financial statements.

                                              F-3

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1999 and 1998


                                                         1999            1998
                                                     ------------    ------------

Revenue                                              $     98,736    $       --
                                                     ------------    ------------

Expenses:
      Loss from write-off of investment                      --           342,532
      Salaries and benefits                               300,810          51,531
      Consulting, management and professional fees        361,667         147,173
      Marketing and promotion                             267,056          35,548
      Depreciation and amortization                       241,829           4,165
      General and administrative                          547,771         301,920
                                                     ------------    ------------
            Total expenses                             (1,719,133)        882,869
                                                     ------------    ------------

            Net loss                                 $ (1,620,397)   $   (882,869)
                                                     ============    ============


Basic net loss per share                             $      (0.12)   $      (0.07)
                                                     ============    ============

Weighted average common shares outstanding             13,019,114      11,856,316
                                                     ============    ============





          See accompanying notes to consolidated financial statements.



                                                 EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               For the Years Ended December 31, 1999 and 1998


                                                                                                  Accumulated
                                                                      Additional                     Other
                                              Common Stock             Paid-In      Accumulated  Comprehensive
                                          Shares         Amount        Capital        Deficit        Income          Total
                                          ------         ------        -------        -------        ------          -----
Balance, December 31, 1997              11,719,999    $    11,720    $   664,229    $  (404,609)   $      --      $   271,340

Sale of common stock for cash              229,367            229        343,822           --             --          344,051

Net loss                                      --             --             --         (902,869)          --         (902,869)

Currency translation adjustment               --             --             --             --            9,748          9,748
                                                                                                                  -----------

Comprehensive income (loss)                   --             --             --             --             --         (893,121)
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998              11,949,366         11,949      1,008,051     (1,307,478)         9,748       (277,730)

Sale of common stock for cash            1,863,313          1,864        688,886           --             --          690,750

  (inclusive of 64,286 shares issued
    as finder's fee)

Stock issued for finders' fees             130,000            130           (130)          --             --             --

Stock issued on settlement of debt         664,010            664        198,539           --             --          199,203

Stock options issued as compensation          --             --          161,189           --             --          161,189

Reacquisition of shares                 (3,600,000)        (3,600)         3,600           --             --             --

Acquisition of CCS and NFPG              1,600,000          1,600      1,758,400           --             --        1,760,000

Sale of common stock for cash              870,291            870        673,404           --             --          674,274

Stock issued for services                   75,000             75         63,675           --             --           63,750

Currency translation adjustment               --             --             --             --          (26,966)       (26,966)

Net loss                                      --             --             --       (1,620,397)          --       (1,620,397)
                                                                                                                  -----------

Comprehensive income (loss)                   --             --             --             --             --       (1,647,363)
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999              13,551,980    $    13,552    $ 4,555,614    $(2,927,875)   $   (17,218)   $ 1,624,073
                                       ===========    ===========    ===========    ===========    ===========    ===========


                              See accompanying notes to consolidated financial statements.

                                                        F-5

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998

                                                         1999           1998
                                                      -----------    -----------
Net loss                                              $(1,620,397)   $  (882,869)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                         241,829          4,165
    Write-off of investment in joint venture                 --          342,532
    Stock issued for services                              63,750           --
    Stock options compensation                            161,189           --
    Changes in assets and liabilities:
       Receivables                                        (19,392)        (6,821)
       Prepaid expenses                                      (821)         4,617
       Incorporation costs                                   --            3,876
       Accounts payable                                   230,069         84,454
                                                      -----------    -----------
          Net cash used in operating activities          (943,773)      (450,046)
                                                      -----------    -----------

Cash flows from investing activities:
    Investment in mineral venture                            --          (64,000)
    Advances to mineral venture                              --         (342,532)
    Acquisition of CCS and NFPG, net of cash
       acquired                                          (192,325)          --
    Purchase of furniture and equipment                   (36,163)        (1,983)
    Website development costs                            (254,855)          --
                                                      -----------    -----------
          Net cash used in investing activities          (483,343)      (408,515)
                                                      -----------    -----------

Cash flows from financing activities:
    Bank overdraft                                         (2,661)         2,661
    Advances from shareholders                             96,933        208,630
    Common stock sold for cash                          1,365,024        344,051
                                                      -----------    -----------
          Net cash provided by financing activities     1,459,296        555,342
                                                      -----------    -----------
Effect of exchange rate changes on cash                   (26,966)           237
                                                      -----------    -----------
Net increase (decrease) in cash                             5,214       (302,982)


Cash at beginning of year                                    --          302,982
                                                      -----------    -----------

Cash at end of year                                   $     5,214    $      --
                                                      ===========    ===========

   Noncash activities:

     During the year ended December 31, 1999, the Company converted $199,203 of debt into 664,010 shares of common stock.
     During the year ended December 31, 1999, the Company reacquired a total of 3,600,000 shares of common stock and returned them to authorized and unissued common stock.
     During the year ended December 31, 1999, the Company issued 1,600,000 shares as partial consideration for the acquisitions of CCS and NFPG
          (see Note 3).
     During the year ended December 31, 1999, the Company issued 75,000 shares for services.


          See accompanying notes to consolidated financial statements.

                                       F-6

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


1.   Summary of Significant Accounting Policies

     Description of Business
     -----------------------

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

     In 1999, the Company changed its name from Europa Resources, Inc. to EWRX Internet Systems Inc.

     Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has reported cumulative net losses since inception of $2,927,875 as of December 31, 1999.

     The Company has had preliminary discussions with third parties to raise up to $5,000,000 using a combination of shares and warrants at the market price at the time of any subscription. Proceeds from the proposed sale of Common Stock will be used to pay offering costs and to expand the brand recognition of the Company's websites through advertising and marketing and to fund website redesign that will in turn enhance the commercial value of Websites as previously discussed. Proceeds will also be used for general working capital, and general and administrative purposes.

     The number of shares that are issued as part of any sale of Common Stock is dependent upon market prices. The Company has been and remains dependent upon its ability to raise capital by selling equity securities to finance its operations and development activities. During the year ended December 31, 1999, $1,365,024 was raised by way of private placement and subsequent to year end, an additional $1,223,000 was raised by way of private placement. Refer to Note 6.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

     Going Concern (Continued)

     The Company's monthly general and administrative costs (e.g. salaries, rent, corporate expenses) are approximately $200,000. The Company also expects to spend approximately $1.3 million during the next twelve months towards the continued development and enhancement of its Websites. The Company anticipates, subject to adequate financing, that by mid-2002, there will be sufficient revenue from the operations of its websites to pay for these costs and related sales and marketing costs.

     The Company is dependent upon the proceeds of its proposed offering of Common Stock or other securities to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or offering proceeds are insufficient to fund the Company's operations, the Company would be required to seek additional financing sooner than anticipated. The Company may determine, depending upon available opportunities, to seek debt or additional equity financing to fund the cost of continuing expansion or other acquisitions. To the extent that the Company incurs indebtedness or issues debt securities, it will be subject to risks associated with such indebtedness, including interest rate fluctuations, collateral arrangements and the possibility that cash flows may prove inadequate to repay such indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing.

     There can be no assurances given that the Company will be successful in generating sufficient revenues from its planned activities or that it can raise sufficient capital to allow it to continue as going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These factors can affect the ability of the Company to implement its general business plan including specific plans to re-design websites, to develop an on-line Specialty Automotive Aftermarket equipment catalog, to implement a banner advertising sales program, to implement other sales programs and to implement a premium membership for its website visitors, the principal means of revenue generation for the Company's Internet markets.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies (Continued)

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

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

     Net Loss Per Common Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. Because the Company's potential dilutive securities are antidilutive, the accompanying presentation is only of basic loss per share.

     Stock-Based Compensation

     The Company has issued stock options and employee share purchase warrants (Refer to Note 6). Compensation costs arising from such options and warrants will be recorded as an expense. The measurement date for determining compensation costs is the date of the grant. Compensation cost is the excess, if any, of the market value of the stock at date of grant over the amount the employee must pay to acquire the stock. The Company measures compensation costs using the intrinsic value based method of accounting for stock issued to employees.

     Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


2.   Investment in Joint Venture

     In July 1997, the Company agreed in principle to acquire a 49% interest in the Granat Joint Venture ("Granat"), a Ukrainian-Canadian joint venture between the Company and Ivaniv Special Quarry ("ISQ"), an open joint-stock company of the Ukraine. The Granat interest was purchased from Aurora Pacific Consulting & Development Corp. ("Aurora"). The individual who controlled Aurora later became a director of the Company. Granat was formed for the purposes of mining, production and marketing of industrial garnets and related products in the Ukraine.

     The Company finalized its purchase pursuant to a Purchase Agreement dated October 7, 1997 whereby the Company agreed to pay $300,000 in installments and issued 2,000,000 restricted common shares. The common shares were valued at $.01 per share, the price for which the shares were being sold at the time the Company negotiated the terms of the agreement. The Company paid $40,000 in 1997 and $64,000 in 1998 towards the 300,000 obligation. The Company has been released from any further obligation as discussed below. From October to December 1997, the Company also acquired control over 25% of the shares of ISQ for $204,000 and funded $12,000 in 1997 and $342,532 in 1998 for development.

     Due to the lack of adequate financial accountability from Granat and ISQ, the Company was unable to control the operations of the entity. As a result of the inability of the Company to obtain reliable financial information with which to account for its investment, the Company has written off the investment in each year as payments were made. Coincidentally, during this period the Ukrainian and Russian economies experienced a significant downturn. These factors caused the Company to relinquish its interest in Granat and ISQ to Aurora in return for the 2,000,000 restricted common shares and a release from any ongoing obligations under the original Purchase Agreement, including the remaining unpaid purchase price of $196,000. The director of the Company who controlled Aurora resigned as a director.

     During 1998 and 1997, the Company issued stock and made cash payments toward the purchase of its interest in Granat, the purchase of ISQ shares and advances to Granat as follows:

            2,000,000 common shares issued                  $ 20,000
            Expenditures made and liabilities
              recognized during 1997                         320,000
                                                            ========
              Written off in 1997                            340,000
                                                            ========

            Expenditures incurred and written off in 1998   $342,532
                                                            ========

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


3.   Acquisitions

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

     The transaction was accounted for as a purchase. Accordingly, the Company's financial statements for the year ended December 31, 1999 include the operations of CCS and NFPG from the date of acquisition (June 15, 1999). Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of the acquirees based upon their respective estimated fair values as of the closing date. The excess purchase price over the identifiable assets and liabilities has been allocated entirely to goodwill as the Company was unable to obtain meaningful valuations for other intangible assets. The estimated purchase price and adjustments to the historical book value of the acquirees was as follows:


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

     Goodwill is being amortized over five years. Amortization for the year amounted to $230,692.

     The following unaudited pro forma consolidated information for the year ended December 31, 1999 and 1998 gives effect to the transaction as if it had occurred at the beginning of each period. The unaudited pro forma consolidated information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been completed as of the beginning of that year, nor are they indicative of the Company's future results of operations.

                                                       Year Ended
                                       Period Ended    December 31,
                                       June 30, 1999       1998
                                       -------------   -----------

            Revenues                    $   168,519    $   241,184
            Net Loss                    $(1,941,914)   $(1,420,743)
            Net loss per common share   $     (0.14)   $     (0.11)

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


4.   Related Party Transactions NOT COMPLETE

     As of December 31, 1999 and 1998, $138,700 and $203,241, respectively, had been advanced to the Company by certain shareholders.

     During the years ended December 31, 1999 and 1998, the following amounts were paid to directors and former directors of the Company.

                                                  December 31,
                                                1999        1998
                                              --------   --------
               Management fees and salaries   $152,232   $ 52,057
               Consulting fees                  61,407     21,208
               Expense reimbursements           50,279     22,139
                                              --------   --------
                                              $263,918   $ 95,404
                                              ========   ========

5.   Income Taxes

     There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $3,000,000 and $1,250,000 at December 31, 1999 and 1998,
     respectively. These carryforwards will expire, if not utilized, in 2012-2015.

     The Company has deferred tax assets amounting to approximately 1,020,000 and 425,000 at December 31, 1999 and 1998, respectively, related to the net operating loss carryovers. The realization of the benefits from these deferred tax assets appears uncertain due to recurring net losses. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of each period.


6.   Capital Stock

     During 1999, the 2,000,000 shares previously issued to Aurora (Note 2) were reacquired by the Company. An additional 1,600,000 shares issued to individuals in 1997 for cash ($.01 per share) and for future services were also reacquired by the Company during 1999. All of these shares were returned to authorized and unissued common stock.

     In connection with the acquisitions of CCS and NFPG (Note 3), the Company issued 1,600,000 common shares at a price of $1.10 per share.

     During 1999, the Company issued 130,000 common shares to two individuals for their assistance in raising funds in a private placement of shares.

     During 1999, the Company issued 75,000 shares, valued at $.85 per share for advertising costs.

     The Company also completed the following financings during 1999:

          299,999 common shares at a price of $0.30 per share for total proceeds of $90,000,
          281,428 common shares at a price of $0.70 per share for total proceeds of $197,000,
          1,281,886 common shares (including 64,286 shares issued as a finders' fee) at a price of $0.35 per share for total proceeds of $403,750, 870,291 common shares at a price of $0.85 per share for total proceeds of $674,274 net of finders' fees of $13,600, and 664,010 common shares at $0.30 per share on settlement of debts (including 552,653 common shares issued to related parties).

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     As of February 29, 2000, the Company completed a private placement of 1,277,600 units, each unit consisting of one common share and one non-transferable warrant exercisable at $1.00 for two years from the date of the subscription. The Company realized net cash proceeds in the amount of $1,198,000 and was relieved from $25,000 of liabilities as a result of this private placement. Of the total units issued, 54,600 units were issued to various broker/dealers as payment for commissions payable in connection with this capital raise. The private placement increased the number of fully diluted common shares by 1,277,600 shares.


     The Company has issued compensatory stock options and share purchase warrants to certain directors, officers, key employees and consultants. The following is a summary of the status of the stock options and share purchase warrants:


                                 Year Ended December 31, 1999   Year Ended December 31, 1998
                                 ----------------------------   ----------------------------
                                             Weighted Average             Weighted Average
                                     shares   Exercise Price      shares   Exercise Price
                                     ------   --------------      ------   --------------
Outstanding, beginning of year       500,000    $   0.25         500,000    $   0.25
Options granted                    1,100,000    $   0.57            --          --
Warrants granted                     545,000    $   1.00            --          --
Exercised                               --       --                 --          --
Forfeited / expired                     --       --                 --          --
                                   -------------------------------------------------

Outstanding, end of year           2,145,000    $   0.60         500,000    $   0.25
                                   =================================================

Exercisable, end of year           2,145,000    $   0.60         500,000    $   0.25
                                   =================================================



     Fair value for the stock underlying stock options and share purchase warrants was determined using information available from other stock sale transactions at or near the grant date. In management's opinion, these transactions between willing parties included the best information available at the time of grant to estimate the market value of the common stock of the Company. These fair values were used to determine the compensatory components of the stock options granted during the year ended December 31, 1999.

     Compensation costs for employee options and warrants are recognized as an expense in an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. Under this method, compensation expense amounted to $119,250 for the year ended December 31, 1999. There is no future compensation expense to be recorded in subsequent periods as of December 31, 1999. Using the fair value method, the fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0.0 percent; expected volatility of 145 percent; risk free interest rates of
     4.5 percent; expected lives of one year. The Company recorded an additional $41,939 in compensation expense during the year ended December 31, 1999 under FASB Statement 123 for options and warrants issued to non-employees. Using the fair value method of FASB Statement 123, net loss and net loss per common share for year ended December 31, 1999 would have been $(2,048,415) and $(.16), respectively.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


7.   Commitments and Contingencies

     Lease Commitments

     The Company leases office space under operating leases, one of which has been continued on a month to month basis since the expiry of its original term on December 31, 1999. The Company has entered into an operating agreement for office space which agreement will become effective in April 2000. Annual rental commitments under the office space lease amount to approximately $112,000 until May 2002.

     Rent expense for the years ended December 31, 1999 and 1998 amounted to $30,550 and $43,542, respectively.

     Concentration of Credit Risk

     The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

     Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

     Uncertainty Due to the Year 2000 Issue

     The Company did not and does not expect to encounter any significant matter which will effect its operations arising from the so called Y2K or Year 2000 problem.

     Employment Agreements

     The Company has employment agreements with two officers. Each agreement is for three years beginning May 4, 1999 and contains certain non-compete clauses, benefits, and termination clauses. The agreements provide for aggregate salaries for the two officers of $160,000 annually.

     Subsequent to December 1999, the Company has also agreed to enter into an employment agreement with Mr. Ron Davis, CEO and a shareholder of the Company. The terms of the agreement are expected to confirm to the employment agreements set out above except Mr. Davis' annual salary will be $120,000.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


8.   New Accounting Pronouncements

     SFAS 130

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position are unaffected by implementation of these new standard Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has reflected its foreign currency translation adjustment as other comprehensive income in the accompanying consolidated statement of changes in stockholders' equity.

     SFAS 131

     SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This accounting pronouncement has had no effect on the Company's financial statements for the periods presented. The Company will consider its effect on the consolidated financial statements in the future as a result of the acquisitions described in Note 3.

     SFAS 132

     Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

     SFAS 133

     Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
     (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.