Form 10QSB
period 2000-03-31
EWRX INTERNET SYSTEMS INC
filed 2000-05-15
CIK 1088949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 2000

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

     #440-755 Burrard Street
       Vancouver, BC Canada                                       V6Z 1X6
(Address of principal executive offices)                        (Zip code)

       Registrant's telephone number, including area code: (604) 669-6079

                           #301-543 Granville Street
                          Vancouver, BC Canada V6C 1X8
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---


The number of shares outstanding of the Registrant's common stock as of May 12, 2000 was 14,847,080 shares.



                                             EWRX INTERNET SYSTEMS, INC. AND SUBSIDIARIES
                                                         TABLE OF CONTENTS
                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------

                                                   PART I - FINANCIAL INFORMATION
                                                   ------------------------------

Item 1 - Financial Statements
-----------------------------
     Report of Independent Public Accountants.....................................................................     3

     Consolidated Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999..............................     4

     Consolidated Statements of Operations for the Three Months Ended
         March 31, 2000 and 1999 (Unaudited)......................................................................     5

     Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2000 and 1999 (Unaudited)......................................................................     6

     Notes to Consolidated Financial Statements...................................................................     7

Item 2 - Management's Discussion and Analysis or Plan of Operations...............................................    10



                                                    PART II - OTHER INFORMATION
                                                    ---------------------------

Item 1 - Legal Proceedings........................................................................................    15

Item 2 - Changes in Securities....................................................................................    15

Item 3 - Default Upon Senior Securities...........................................................................    15

Item 4 - Submission of Matters to Vote of Security Holders........................................................    15

Item 5 - Other Information........................................................................................    15

Item 6 - Exhibits and Reports on Form 8-K.........................................................................    15

Signatures........................................................................................................    16

Item 1.  Financial Statements
-----------------------------

                   REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
EWRX Internet Systems Inc. and Subsidiaries


We have reviewed the accompanying balance sheets of EWRX Internet Systems Inc. and Subsidiaries as of March 31, 2000 and the related statements of operations and cash flows for the period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of EWRX Internet Systems Inc. and Subsidiaries as of December 31, 1999 and the related statements of earnings and cash flows for the year then ended (not presented separately herein), and in our report dated March 27, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                               /s/ Jackson & Rhodes, P.C.
                                               Jackson & Rhodes P.C.




Dallas, Texas
May 10, 2000

                                EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS


                                                   ASSETS

                                                                              March 31,        December 31,
                                                                                2000              1999
                                                                            -------------     -------------
                                                                             (Unaudited)        (Audited)
Current assets:
    Cash                                                                     $   295,974       $     5,214
    Receivables                                                                   25,671            37,422
    Prepaids and other                                                             5,461             2,636
                                                                             -----------       -----------
        Total current assets                                                     327,106            45,272
                                                                             -----------       -----------

Furniture and equipment:
    Furniture and equipment                                                      176,011            74,374
    Accumulated depreciation                                                     (35,108)          (29,395)
                                                                             -----------       -----------
        Net furniture and equipment                                              140,903            44,979
                                                                             -----------       -----------

Other assets:
    Goodwill, net of amortization of $336,210                                  1,660,135         1,759,953
    Website development costs                                                    293,144           254,855
                                                                             -----------       -----------
        Total other assets                                                     1,953,279         2,014,808
                                                                             -----------       -----------
                                                                             $ 2,421,288       $ 2,105,059
                                                                             ===========       ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $   233,699       $   342,286
    Due to related parties                                                       174,976           138,700
                                                                             -----------       -----------
          Total current liabilities                                              408,675           480,986
                                                                             -----------       -----------

Commitments and contingencies                                                          -                 -

Stockholders' equity (deficit):
    Preferred stock, $.01 par value, 500,000 shares authorized,
        none issued and outstanding                                                    -                 -
    Common stock, $.001 par value, 100,000,000 shares authorized,
        14,847,080 and 13,551,980 shares issued and outstanding                   14,793            13,552
    Additional paid-in capital                                                 5,730,327         4,555,614
    Accumulated Deficit                                                       (3,718,947)       (2,927,875)
    Accumulated other comprehensive income (loss)                                (14,847)          (17,218)
                                                                             -----------       -----------
        Total stockholders' equity                                             2,012,613         1,624,073
                                                                             -----------       -----------
                                                                             $ 2,421,288       $ 2,105,059
                                                                             ===========       ===========







                         See accompanying notes to consolidated financial statements.


                                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Three Months Ended March 31, 2000 and 1999
                                                  (Unaudited)




                                                              2000              1999
                                                           ----------        ----------
Revenue                                                    $   28,147        $        -
                                                           ----------        ----------

Expenses:
      Salaries and benefits                                   312,295             5,348
      Consulting, management and professional fees            111,376            49,437
      Marketing and promotion                                  87,974            28,734
      Depreciation and amortization                           105,531               710
      General and administrative                              202,043            35,364
                                                           ----------        ----------
          Total expenses                                      819,219           119,593
                                                           ----------        ----------
          Net loss                                         $ (791,072)       $ (119,593)
                                                           ==========        ==========

Basic net loss per share                                   $    (0.05)       $    (0.01)
                                                           ==========        ==========

Weighted average common shares outstanding                 14,421,213        13,019,334
                                                           ==========        ==========


















                     See accompanying notes to consolidated financial statements.



                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Months Ended March 31, 2000 and 1999
                                     (Unaudited)





                                                                   2000             1999
                                                                ----------       ----------

Net loss                                                        $(791,072)       $(119,593)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                 105,531              710
    Stock issued for domain name                                   17,500                -
    Changes in assets and liabilities:
      Receivables                                                  11,751           (1,877)
      Prepaid expenses                                             (2,825)          (2,459)
      Accounts payable                                           (108,587)          (9,517)
                                                                ---------        ---------
         Net cash used in operating activities                   (767,703)        (132,736)
                                                                ---------        ---------

Cash flows from investing activities:
    Purchase of furniture and equipment                          (101,637)               -
    Website development costs                                     (38,289)               -
                                                                ---------        ---------
         Net cash used in investing activities                   (139,926)               -
                                                                ---------        ---------

Cash flows from financing activities:
    Bank overdraft                                                      -           (2,661)
    Advances from shareholders                                     36,276           14,119
    Common stock sold for cash                                  1,158,508          321,250
                                                                ---------        ---------
         Net cash provided by financing activities              1,194,784          332,708
                                                                ---------        ---------
Effect of exchange rate changes on cash                             3,604           (3,710)
                                                                ---------        ---------
Net increase (decrease) in cash                                   290,760          196,262

Cash at beginning of period                                         5,214                0
                                                                ---------        ---------

Cash at end of period                                           $ 295,974        $ 196,262
                                                                =========        =========


      Noncash activities:
         During the period ended March 31, 1999, the Company converted  $199,202 of debt into 664,010 shares of common stock.
         During the period ended March 31, 1999, the Company  reacquired a total of 3,600,000 shares of common stock and returned them to authorized and unissued common stock.
         During the period  ended  March 31,  2000,  the Company  issued  17,500 shares of common stock to purchase an internet domain name







                   See accompanying notes to consolidated financial statements.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements



1.     ORGANIZATION

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

       UNAUDITED INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

       GOING CONCERN

       The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has reported cumulative net losses since inception of $3,718,947 as of March 31, 2000.

       The Company has had preliminary discussions with third parties to raise up to $5,000,000 using a combination of shares and warrants at the market price at the time of any subscription. Proceeds from the proposed sale of Common Stock will be used to

1.     ORGANIZATION
       pay offering costs and to expand the brand recognition of the Company's websites through advertising and marketing and to fund website redesign that will in turn enhance the commercial value of Websites as previously discussed. Proceeds will also be used for general working capital, and general and administrative purposes.

       The number of shares that are issued as part of any sale of Common Stock is dependent upon market prices. The Company has been and remains dependent upon its ability to raise capital by selling equity securities to finance its operations and development activities. During the quarter ended March 31,2000, $1,158,508 was raised by way of a private placement.

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

2.     CAPITAL STOCK

       As of February 29, 2000, the Company completed a private placement of 1,277,600 units, each unit consisting of one common share and one non-transferable warrant exercisable at $1.00 for two years from the date of the subscription. The Company realized cash proceeds, net of $64,400 of finders' fees, in the amount of $1,158,508 and was relieved from $25,000 of liabilities as a result of this private placement. Of the total units issued, 54,600 units were issued to various broker/dealers as payment for commissions payable in connection with this capital raise. The private placement increased the number of fully diluted common shares by 1,277,600 shares.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

PLAN OF OPERATIONS

EWRX's primary business objective during the next twelve months is to develop and operate websites that facilitate commercial transactions in the Specialty Automotive Aftermarket. By using proprietary information management software and by using the Internet as an e-commerce marketplace, the Company believes that it can provide participants with enhanced selection and pricing for automotive products and services. In return, the Company plans to charge a fee, on a transaction-by-transaction basis for all business conducted by third parties using the Company's websites. The Company also expects to generate additional revenues from its websites by selling advertising to third parties. Further, the Company expects its wholly owned subsidiary, North Fork WebWrx, to earn increased service revenues by continuing to provide custom software and website design services, Internet database services and custom e-commerce software solutions to a variety of businesses that are seeking are to utilize the Internet for commercial purposes. Reference is also made to the Company's Annual Report on Form 10-KSB as of December 31, 1999. To achieve its primary objectives, over the next twelve months, EWRX anticipates that it will:

     1) Raise up to $5 million through the private placement sale of common shares. Proceeds will be used for general corporate purposes and to fund planned website development activities as outlined below. Refer to the discussion under "Capital Resources" below.

     2) Complete the re-development and re-programming of the Classicar.com and Classictruck.com websites. This work will be accomplished in conjunction with a contract with Xceed, Inc. who will provide the Company with certain developmental and programming services. Both websites will then be fully capable of conducting planned e-commerce operating activities. Through March 2000, the Company has completed a portion of this work and related costs have been capitalized as Website development costs.

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

Subject to availability of financing (refer to "Capital Resources" below), the Company intends to complete the re-design of its current websites, increase banner advertising and other sales programs, and to develop its electronic catalog all during the first half of 2000. The on-going re-design of the Company's websites was initiated in July 1999, and when completed, a variety of e-commerce revenue streams will begin. These activities are expected to be the principal sources of future revenues for the Company. The Company believes that revenues to be earned during the next twelve months, together with planned sales of Common Shares as described below under "Capital Resources," will provide sufficient funding for operations during that twelve- month period. However, no assurance can be given that the types of revenues projected by the Company or that the financing contemplated by the Company will occur. Additional capital will be required for significant expansion of website capabilities and other planned Company activities such as development or acquisition of additional websites.

In connection with its website developmental activities as set out above, and subject to availability of financing, the Company estimates that it will incur approximately $1.275 million for website development costs during the next twelve months.

REVENUES AND FINANCING

Through March 31, 2000, the Company has realized minimal revenues from banner advertising and website consulting services, principally because the acquisition of Classic Car and North Fork was completed only in late June 1999. Subsequently, EWRX's efforts were primarily focused on development of existing and new web sites. EWRX intends to derive its future revenues from these same sources, from the electronic catalog, BigBadCatalog, and from other e-commerce programs on its websites.

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

During the first quarter of 2000 and throughout 1999, the Company's principal source of funds has come from sales of Common Shares by way of private placement and from advances made by an officer/shareholder. Over this period, approximately $2.43 million ($1.4 million in 1999) has been raised from sales of Common Stock. At March 31, 2000 there were net advances from Shareholders amounting to $174,976 ($138,700 at December 31, 1999). Proceeds have primarily been used to acquire Classic Car and North Fork, initiate work for website re-design as discussed previously and for corporate administrative and sales costs.

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

The Company has had preliminary discussions with third parties to raise up to $20,000,000 using a combination of shares and warrants at the market price at the time of any subscription. Proceeds from the proposed sale of Common Stock will be used to pay offering costs and to expand the brand recognition of the Company's websites through advertising and marketing and to fund website redesign that will in turn enhance the commercial value of Websites as previously discussed. Proceeds will also be used for general working capital, and general and administrative purposes.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Until recently, the Company was a development stage enterprise. Its principal assets today are its investments in Classic Car and North Fork. From inception to date, the Company has incurred significant operating losses resulting in its working capital deficit. From its formation in 1997 through the first half of 1999, the Company did not generate any significant operating revenues. Beginning in the third quarter of 1999 and upon completion of the purchase of Classic Car and North Fork discussed previously, the Company has entered the e-commerce marketplace. Revenues in 2000 were derived primarily from banner advertising on Company websites.

Salaries and benefits increased in 2000 when compared to 1999 primarily as a result of increases in personnel in the second half of 1999 in connection with commencing e-commerce operating activities as a result of the acquisition of Classic Car Source and North Fork completed in June 1999.

Consulting, management and professional fees are primarily accounting and legal expenses. Increases in these expenses in 2000 when compared to 1999 are a result of costs incurred relating to the acquisition of Classic Car Source and North Fork and completion of the Company's registration of securities under the Securities Exchange Act of 1934.

Marketing and promotion cost in 2000 pertain to creating broad awareness within the Internet community of the Company's websites and its related products and services. All such costs were incurred subsequent to the acquisition of Classic Car and North Fork.

Overall during 2000, general and administrative expenses increased when compared to 1999 as a result of commencing operating activities subsequent to the acquisitions of Classic Car and North Fork. Higher costs resulted from increased staff, enlarging office facilities to include two locations, and other administrative expenses. Such increases occurred primarily in the third and fourth quarters of 1999 and are expected to be ongoing at the rate of approximately $200,000 per month.

Increases in depreciation and amortization in 2000 when compared to 1999 relate primarily to amortization of goodwill recorded in connection with the acquisition of Classic Car and North Fork. Such amortization commenced in July 1999.

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

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

             27.1     Financial Data Schedule

        (b)  Reports on Form 8-K:

        Date of Filing      Date of Event       Item Reported
        --------------      -------------       -------------

        February 14, 2000   February 1, 2000    Item 5 - Approval by the
                                                National Association of
                                                Securities Dealers, Inc.
                                                for trading on the OTC-BB
                                                effective January 28, 2000

        March 7, 2000       February 29, 2000   Item 5 - Completion of
                                                private placement under
                                                Regulation D and Regulation S
                                                of the Securities Act of 1933,
                                                as amended

                                   SIGNAURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EWRX INTERNET SYSTEMS, INC.
                                      (Registrant)


May 12, 2000                          By  /s/ Ronald C. Davis
                                         -------------------------------------
                                         Ronald C. Davis
                                         President and Chief Executive Officer


May 12, 2000                          By /s/ Richard P. Ott
                                         -------------------------------------
                                         Richard P. Ott
                                         Treasurer and Chief Accounting Officer