Form 10QSB
period 2000-06-30
EWRX INTERNET SYSTEMS INC
filed 2000-08-11
CIK 1088949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

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



                                             EWRX INTERNET SYSTEMS, INC. AND SUBSIDIARIES
                                                         TABLE OF CONTENTS
                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------

                                                   PART I - FINANCIAL INFORMATION
                                                   ------------------------------

Item 1 - Financial Statements
-----------------------------
     Review Report of Independent Accountants.....................................................................     3

     Consolidated Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999...............................     4

     Interim Consolidated Statements of Operations for the Three Months Ended June 30, 2000
         and 1999 (Unaudited) and for the Six Months Ended June 30, 2000 and 1999 (Unaudited).....................     5

     Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000
         and 1999 (Unaudited) ....................................................................................     6

     Notes to Interim Consolidated Financial Statements...........................................................     7

Item 2 - Management's Discussion and Analysis or Plan of Operations...............................................     9



                                                    PART II - OTHER INFORMATION
                                                    ---------------------------

Item 1 - Legal Proceedings........................................................................................    13

Item 2 - Changes in Securities....................................................................................    13

Item 3 - Default Upon Senior Securities...........................................................................    13

Item 4 - Submission of Matters to Vote of Security Holders........................................................    13

Item 5 - Other Information........................................................................................    13

Item 6 - Exhibits and Reports on Form 8-K.........................................................................    13

Signatures........................................................................................................    14

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




                                                      /s/ Jacoson & Rhodes P.C.
                                                      Jackson & Rhodes P.C.




Dallas, Texas
May 10, 2000

                                EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS


                                                   ASSETS

                                                                              June 30,        December 31,
                                                                                2000              1999
                                                                            -------------     -------------
                                                                             (Unaudited)
Current assets:
     Cash                                                                     $   41,548       $    5,214
     Receivables                                                                  70,803           37,422
     Prepaids and other                                                            3,372            2,636
                                                                              ----------       ----------
        Total current assets                                                     115,723           45,272
                                                                              ----------       ----------

Furniture and equipment:
     Furniture and equipment                                                     193,523           74,374
     Accumulated depreciation                                                    (46,519)         (29,395)
                                                                              ----------       ----------
        Net furniture and equipment                                              147,004           44,979
                                                                              ----------       ----------

Other assets:
     Goodwill, net of amortization of $436,028                                 1,560,317        1,759,953
     Website development costs                                                   363,055          254,855
                                                                              ----------       ----------
        Total other assets                                                     1,923,372        2,014,808
                                                                              ----------       ----------
                                                                              $2,186,099       $2,105,059
                                                                              ==========       ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $  606,657       $  342,286
     Due to related parties                                                      257,202          138,700
                                                                              ----------       ----------
           Total current liabilities                                             863,859          480,986
                                                                              ----------       ----------


Stockholders' equity:
     Preferred stock, $.01 par value, 500,000 shares authorized, none issued and outstanding
     Common stock, $.001 par value, 100,000,000 shares authorized,
        14,847,080 and 13,551,980 shares issued and outstanding                   14,847           13,552
     Additional paid-in capital                                                5,888,315        4,555,614
     Accumulated Deficit                                                      (4,571,476)      (2,927,875)
     Accumulated other comprehensive income (loss)                                (9,446)         (17,218)
                                                                              ----------       ----------
                                                                              $2,186,099       $2,105,059
                                                                              ==========       ==========




               See accompanying notes to unaudited interim consolidated financial statements.


                                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)




                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                             2000             1999              2000               1999
                                                          ----------       ----------        -----------        ----------
Revenue                                                   $   63,744        $    4,993       $    91,891        $    4,993
                                                          ----------        ----------       -----------        ----------

Expenses:
      Salaries and benefits                                  325,293           309,392           637,588           314,740
      Consulting, management and professional fees           214,614            58,081           325,990           107,518
      Marketing and promotion                                 78,907             7,207           166,881            35,941
      Depreciation and amortization                          111,294            34,549           216,760            35,259
      General and administrative                             186,165            79,328           388,273           114,692
                                                          ----------        ----------       -----------        ----------
          Total expenses                                     916,273           488,557         1,735,492           608,150
                                                          ----------        ----------       -----------        ----------
Net loss for the period                                   $ (852,529)       $ (483,564)      $(1,643,601)       $ (603,157)
                                                          ==========        ==========       ===========        ==========

Basic net loss per share                                  $    (0.06)       $    (0.04)      $     (0.11)       $    (0.05)
                                                          ==========        ==========       ===========        ==========

Weighted average common shares outstanding                14,847,080        12,653,356        14,634,147        12,836,345
                                                          ==========        ==========        ==========        ==========









                    See accompanying notes to unaudited interim consolidated financial statements.


                        EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended
                                                                        June 30,
                                                                2000             1999
                                                             -----------      -----------
                                                             (Unaudited)      (Unaudited)
Net loss                                                    $(1,643,601)       $(603,157)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                               216,760           35,259
    Stock issued for domain name                                 17,500                -
    Stock option compensation                                         -          161,189
    Changes in assets and liabilities:
      Receivables                                               (33,381)           1,093
      Prepaid expenses                                             (736)          (3,662)
      Accounts payable                                          264,371           33,572
                                                            -----------        ---------
        Net cash used in operating activities                (1,179,087)        (375,706)
                                                            -----------        ---------
Cash flows from investing activities:
    Acquisition of CCS and NFPG, net of cash acquired                 -         (192,325)
    Purchase of furniture and equipment                        (119,149)          (7,815)
    Website development costs                                  (108,200)               -
                                                            -----------        ---------
        Net cash used in investing activities                  (227,349)        (200,140)
                                                            -----------        ---------

Cash flows from financing activities:
    Bank overdraft                                                    -           (2,661)
    Advances from related parties                               118,502           14,167
    Common stock sold for cash,
      Net of finders' fees paid                               1,146,508          690,659
    Private placement subscriptions                             169,988                -
                                                            -----------        ---------
        Net cash provided by financing activities             1,434,998          702,165
                                                            -----------        ---------
Effect of exchange rate changes on cash                           7,772          (13,461)
                                                            -----------        ---------
Net increase (decrease) in cash                                  36,334          112,858

Cash at beginning of period                                       5,214                -
                                                            -----------        ----------

Cash at end of period                                       $    41,548        $ 112,858
                                                            ===========        =========


      Noncash activities:
        During the period ended June 30, 1999, the Company converted $199,202 of debt into 664,010 shares of common stock.
        During the period ended June 30, 1999, the Company reacquired a total of 3,600,000 shares of common stock and returned them to authorized and unissued common stock.
        During the period ended June 30, 2000, the Company issued 17,500 shares of common stock to purchase an internet domain name

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

     UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     GOING CONCERN

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has reported cumulative net losses since inception of $4,571,476 to June 30, 2000.

     The Company has been and remains dependent upon its ability to raise capital by selling equity securities to finance its operations and development activities. During the quarter ended March 31,2000, $1,158,508 was raised by way of a private placement.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements

1.   ORGANIZATION

     GOING CONCERN (Continued)

     During the quarter ended June 30, 2000 the Company arranged a private placement of 2,000,000 units at a price of $0.75 per unit for gross proceeds of $1,500,000. Each unit consists of one common share and one share purchase warrant providing the right to acquire an additional common share at $0.75 per share for two years. At June 30, 2000 the Company had received $169,988 towards this financing.

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

     There can be no assurances given that the Company will be successful in generating sufficient revenues from its planned activities or that it can raise sufficient capital to allow it to continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.


2.   CAPITAL STOCK

     As of February 29, 2000, the Company completed a private placement of 1,277,600 units, each unit consisting of one common share and one non-transferable warrant exercisable at $1.00 for two years from the date of the subscription. The Company realized cash proceeds, net of $64,400 of finders' fees, in the amount of $1,136,508 and was relieved from $25,000 of liabilities as a result of this private placement. Of the total units issued, 54,600 units were issued to various broker/dealers as payment for commissions payable in connection with this financing. The private placement increased the number of fully diluted common shares by 1,277,600 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

PLAN OF OPERATIONS

In the first half of 2000 the Company completed the following objectives:

     1. Became a fully reporting Company under the Securities Exchange Act of 1934;

     2.   Closed $1.2 million interim financing;

     3. ClassicCar.com awarded AMRO (a division of SEMA) Associate Company of the year;

     4.   Signed 3-year sponsorship deal with Walker Racing;

     5. Launched Motorwrxmall.com, 17 stores with over 5,000 automotive products;

     6.   Launched Award winning racing and performance website - Speedwrx.com;

     7.   Launched "the Walker Racing Garage", a component of Speedwrx.com; and

     8.   Initiated pre-launch websites for Truckwrx.com and Motorwrx.com

The consolidation of the "dot.com world" and stock markets in general in the second and third quarters of 2000 has forced management of the Company to re-evaluate its primary objectives and segments of its business plan. This market consolidation has been positive for EWRX and its family of Websites as its commitment and success in building content and community based websites is proving to be a valuable commodity in the "new" dot com world. As e-tailors scramble to affiliate themselves with large community based web companies, EWRX is establishing a major "web-sponsorship" initative to facilitate this "new" demand. Although EWRX has not completed its evaluation of this new revenue model, EWRX is positioned to take advantage of the opportunity by utilizing its family of on-and-off-line products.

EWRX's primary business objective during the next 12 months is to develop and operate websites that facilitate commercial transactions in the specialty automotive aftermarket.

For the second half of 2000, the Company will be focused on 9 primary objectives.

     1. Completing the necessary financing to realize the Company business plan;

     2.   Continue to upgrade existing  websites with new software  capabilities
          and   content   including:    ClassicCar.com,    Classictruckshop.com,
          Speedwrx.com, Motorwrx.com and Motorwrxmall.com;

     3. Complete and launch Truckwrx.com, Motorwrx.com and phase one of Bigbadcatalogue.com;

     4. Implement a strategic investor relations and public relations campaign to expand the Company's shareholder base;

     5. Continue to enhance and develop the Company's association with Walker Racing and expand into other levels of racing as part of the Company's marketing campaign;

     6.   Initiate a listing on a Junior European Exchange;

     7. Complete a full registration of the Company's securities with the Securities and Exchange Commission to facilitate financing;

     8. Initiate a revenue-producing web sponsorship program utilizing the Company's off-line racing products, its websites with special events such as Classic Car, Truck Shows and Auctions and Races; and

     9. Expand the Company's brands on-and-off line by way of co-sponsorship programs with other specialty automotive aftermarket companies.

REVENUES AND FINANCING

Through June 30, 2000 the Company has realized minimal revenue from banner advertising and website consulting services, principally because the acquisition of Classic Car and North Fork was completed only in late June 1999 and development of the Company's existing and new websites was slowed due to insufficient financing. EWRX intends to derive a substantial portion of its revenues from this development.

The Company anticipates that Internet and related e-commerce will continue to become more accessible and that the market opportunities for the Company will expand in North America and internationally. The Company intends to expand the content and to improve the services on its websites, and where appropriate, to add new websites that are compatible with its existing websites related to the Specialty Automotive Aftermarket. Additional capital, as described in "Capital Resources" below, will be required for significant expansion on Website capabilities and other Company activities.

The Company's principal source of funds has come from sales of Common Shares by way of private placement and from advances made by officers and directors to June 30, 2000. Approximately $1.32 million has been raised from sales of Common Stock since September 1999. At June 30, 2000 there were net advances from officers and directors amounting to $257,202 ($138,700 at December 31, 1999). Proceeds have primarily been used to acquire Classic Car and North Fork, initiate work for website re-design as discussed previously and for corporate administrative and sales costs.

The Company is continuing to investigate and solicit funding primarily through private placement of its securities.

CAPITAL RESOURCES

As of February 29, 2000, the Company completed a private placement of 1,277,600 units, including issuance of 54,600 units for commissions, at $1.00 per unit. Each unit consisted of one common share and one non-transferable warrant exercisable at $1.00 for two years from the date of the subscription. Net proceeds of approximately $1.198 million was raised in cash. The private placement increased the number of fully diluted common shares by 1,277,600 shares. This placement was not subject to an underwriting agreement, although broker-dealers were paid commissions.

The Company's monthly general and administrative costs (e.g. salaries, rent, corporate expenses) are approximately $250,000. The Company anticipates, subject to adequate financing, that by mid-2002, there will be sufficient revenue from the operations of its websites from providing other Internet related services to pay for these costs and related sales and marketing costs However, due to the uncertainty of the timing and availability of financing, the Company will be taking immediate steps to consolidate human resources and corporate overhead expenses.

The Company is dependent upon the proceeds from the sale of Common Stock to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or offering proceeds are insufficient to fund the Company's operations, the Company would be required to seek additional financing sooner than anticipated. The Company may determine, depending upon available opportunities, to seek debt or additional equity financing to fund the cost of continuing expansion or other acquisitions. To the extent that the Company incurs indebtedness or issues debt securities, it will be subject to risk associated with such indebtedness, including interest rate fluctuations, collateral arrangements and the possibility that cash flows may prove inadequate to repay such indebtedness. The Company has no current arrangements with respect to additional financing. There can be no assurances given that the Company will be successful in generating sufficient revenues from its planned activities or that it can raise sufficient capital to allow it to continue as going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These factors can affect the ability of the Company to implement its general business plan including specific plans to re-design websites, to develop an on-line Specialty Automotive Aftermarket equipment catalog, to implement other sales programs for its websites visitors, the principal means of revenue generation for the Company's Internet markets.

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

Salaries and benefits increased in 2000 when compared to 1999 primarily as a result of increases in personnel in the second half of 1999 in connection with commencing e-commerce operating activities as a result of acquisition of Classic Car Source and North Fork completed in June 1999.

Consulting, management and professional fees are primarily accounting and legal expenses. Increases in these expenses in 2000 when compared to 1999 are a result of costs incurred relating to the acquisition of Classic Car Source and North Fork and completion of the Company's registration of securities under the Securities Exchange Act of 1934.

Marketing and promotion cost in 2000 pertain to creating brand awareness within the Internet community of the Company's websites and its related products and services. All such costs were incurred subsequent to the acquisition of Classic Car and North Fork.

Overall during 2000, general and administrative expenses increased when compared to 1999 as a result of commencing operating activities subsequent to the acquisition of Classic Car and North Fork. Higher costs resulted from increased staff, enlarging office facilities to include two locations, and other administrative expenses. Such increases occurred primarily in the third and fourth quarters of 1999 and are expected to be reduced from the rate of approximately $250,000 per month.

Increases in depreciation and amortization in 2000 when compared to 1999 relate primary to amortization of goodwill recorded in connection with the acquisition of Classic Car and North Fork. Such amortization commenced in July 1999.

Due to operating losses since inception, the Company has not incurred any liability related to income taxes.

Subject to availability of financing (see "Capital Resources" above), the Company intends to complete the re-design of its current websites, increase banner advertising and other sales programs, and continue to develop its electronic catalog, all during the second half of 2000. The on-going redesign of the Company's websites was initiated in June 1999, and when completed, a variety of e-commerce revenue streams will begin. These activities are expected to be the principal sources of future revenues for the Company. The Company believes that revenues to be earned during the next twelve months, together with planned sales of Common Shares as described above under "Capital Resources", will provide sufficient funding for operations during that twelve-month period. However, no assurance can be given that the types of revenues projected by the Company or that the financing contemplated by the Company will occur. Additional capital will be required for significant expansion of websites capabilities and other planned Company activities such as development or acquisition of additional websites.

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

             None

                                   SIGNAURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EWRX INTERNET SYSTEMS, INC.
                                      (Registrant)


August 11, 2000                       By  /s/ Ronald C. Davis
                                         -------------------------------------
                                         Ronald C. Davis
                                         President and Chief Executive Officer


August 11, 2000                       By /s/ Richard P. Ott
                                         -------------------------------------
                                         Richard P. Ott
                                         Treasurer and Chief Accounting Officer