Form 10QSB
period 2000-09-30
EWRX INTERNET SYSTEMS INC
filed 2000-11-13
CIK 1088949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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


     The number of shares outstanding of the Registrant's common stock as of November 10, 2000 was 14,847,080 shares.

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

Item 1 - Financial Statements
-----------------------------

  Consolidated Balance Sheets at September 30, 2000 (Unaudited)
     and December 31, 1999...........................................     3

  Interim Consolidated Statements of Operations for the Three
     Months Ended September 30, 2000 and 1999 (Unaudited)
     and for the Nine Months Ended September 30, 2000 and 1999
     (Unaudited).....................................................     4

  Interim Consolidated Statements of Cash Flows for the Nine Months
     Ended June 30, 2000 and 1999 (Unaudited) .......................     5-6

  Notes to Interim Consolidated Financial Statements.................     7

Item 2 - Management's Discussion and Analysis or Plan of Operations...   10


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1 - Legal Proceedings............................................   10

Item 2 - Changes in Securities........................................   10

Item 3 - Default Upon Senior Securities...............................   10

Item 4 - Submission of Matters to Vote of Security Holders............   11

Item 5 - Other Information............................................   11

Item 6 - Exhibits and Reports on Form 8-K.............................   11

Signatures...........................................................    12


                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                           September 30,     December 31,
                                                                2000             1999
                                                           -------------     -------------
                                                            (Unaudited)
Current assets:
     Cash                                                  $         -       $     5,214
     Receivables                                                40,943            37,422
     Prepaids and other                                          5,812             2,636
                                                           -------------     -------------
        Total current assets                                    46,755            45,272

Furniture and equipment:
     Furniture and equipment                                   194,579            74,374
     Accumulated depreciation                                  (57,118)          (29,395)
        Net furniture and equipment                            137,461            44,979

Other assets:
     Goodwill, net of amortization of $230,692               1,460,499         1,759,953
     Website development costs                                 378,295           254,855
                                                           -------------     -------------
        Total other assets                                   1,838,794         2,014,808
                                                           -------------     -------------
                                                           $ 2,023,010       $ 2,105,059
                                                           =============     =============

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Bank overdraft                                           $ 20,133               $ -
     Accounts payable                                          680,056           342,286
     Loans payable                                              15,515                 -
     Due to related parties                                    291,441           138,700
                                                           -------------     -------------
           Total current liabilities                         1,007,145           480,986

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, 500,000 shares
        authorized, none issued and outstanding
     Common stock, $.001 par value, 100,000,000
        shares authorized, 14,847,080 and 13,551,980
        shares issued  and outstanding                          14,847            13,552
     Additional paid-in capital                              6,135,638         4,555,614
     Accumulated Deficit                                    (5,143,070)       (2,927,875)
     Accumulated other comprehensive income (loss)               8,450           (17,218)
                                                           -------------     -------------
        Total stockholders' equity (deficit)                 1,015,865         1,624,073
                                                           -------------     -------------
                                                           $ 2,023,010       $ 2,105,059
                                                           =============     =============

 See accompanying notes to unaudited interim consolidated financial statements.


                              EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                             INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                                            Three Months Ended                 Nine Months Ended
                                                             September 30,                       September 30,
                                                           2000             1999             2000             1999
                                                        -----------     -----------     -------------     ------------

Revenue                                                 $   28,569      $   43,493      $    120,460      $    48,486
                                                        -----------     -----------     -------------     ------------

Expenses:
    Salaries and benefits                                  226,246         137,621           863,834          452,361
    Consulting, management and professional fees            72,015         111,248           398,005          218,766
    Marketing and promotion                                 26,795         115,835           193,676          151,776
    Depreciation and amortization                          110,417         102,519           327,177          137,788
    General and administrative                             164,690         111,377           552,963          226,059
                                                        -----------     -----------     -------------     ------------
         Total expenses                                    600,163         578,600         2,335,655        1,186,750
                                                        -----------     -----------     -------------     ------------

Net loss for the period                                 $ (571,594)     $ (535,107)     $ (2,215,195)     $(1,138,264)
                                                        ===========     ===========     =============     ============

Basic net loss per share                                   $ (0.04)     $    (0.04)          $ (0.15)         $ (0.09)
                                                        ===========     ===========     =============     ============

Weighted average common shares outstanding              14,847,080      12,876,786        14,705,124       12,849,825
                                                        ===========     ===========     =============     ============



See accompanying notes to unaudited interim consolidated financial statements.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended
                                                                          September 30,
                                                                     2000              1999
                                                                ------------      ------------
                                                                 (Unaudited)       (Unaudited)
Net loss                                                        $ (2,215,195)     $ (1,138,264)

Adjustments to reconcile  net loss to net cash  provided by (used in)  operating activities:
     Depreciation and amortization                                   327,177           137,788
     Stock issued for domain name                                     17,500                 -
     Stock option compensation                                             -           161,189
     Changes in assets and liabilities:
        Receivables                                                   (3,521)           (5,282)
        Prepaid expenses                                              (3,176)           (7,799)
        Accounts payable                                             362,770            64,586
                                                                ------------      ------------
          Net cash used in operating activities                   (1,514,445)         (787,782)
                                                                ------------      ------------

Cash flows from investing activities:
     Acquisition of CCS and NFPG, net of cash acquired                     -          (192,325)
     Purchase of furniture and equipment                            (120,205)           (6,505)
     Website development costs                                      (123,440)          (61,240)
                                                                ------------      ------------
          Net cash used in investing activities                     (243,645)         (260,070)
                                                                ------------      ------------
Cash flows from financing activities:
     Bank overdraft                                                   20,133            (2,661)
     Loan advances                                                    15,515              -
     Advances from related parties                                   152,741            67,562
     Common stock sold for cash,
        Net of finders' fees paid                                  1,121,508         1,327,533
     Private placement subscriptions, net                            417,311                 -
                                                                ------------      ------------
          Net cash provided by financing activities                1,727,208         1,392,434
                                                                ------------      ------------
Effect of exchange rate changes on cash                               25,668           (15,392)
                                                                ------------      ------------
Net increase (decrease) in cash                                       (5,214)          329,190

Cash at beginning of period                                            5,214                 -
                                                                ------------      ------------
Cash at end of period                                           $          -      $    329,190
                                                                ============      ============

See accompanying notes to unaudited interim consolidated financial statements.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


        Noncash activities:

          During the period  ended  September  30, 1999,  the Company  converted
             $199,202 of debt into 664,010 shares of common stock.

          During the period ended September 30, 1999, the Company reacquired a total of 3,600,000 shares of common stock and returned them to authorized and unissued common stock.

          During the period ended September 30, 2000, the Company issued 17,500 shares of common stock to purchase an internet domain name












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

       Unaudited Interim Financial Statements

       The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

       Going Concern

       The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has reported cumulative net losses since inception of $5,158,310 to September 30, 2000.

       The Company has been and remains dependent upon its ability to raise capital by selling equity securities to finance its operations and development activities. During the first quarter $1,121,508, net of finders' fees, was raised by way of a private placement.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements

1.     Organization

       Going Concern (Continued)

       During the second quarter the Company arranged a private placement of 2,000,000 units at a price of $0.75 per unit for gross proceeds of $1,500,000. Each unit consists of one common share and one share purchase warrant providing the right to acquire an additional common share at $0.75 per share for two years. At September 30, 2000 the Company had received $417,311, net of finders' fees, towards this financing.

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


2.     Capital Stock

       As of February 29, 2000, the Company completed a private placement of 1,277,600 units, each unit consisting of one common share and one non-transferable warrant exercisable at $1.00 for two years from the date of the subscription. The Company realized cash proceeds, net of $76,400 of finders' fees, in the amount of $1,121,508 and was relieved from $25,000 of liabilities as a result of this private placement. Of the total units issued, 54,600 units were issued to various broker/dealers as payment for commissions payable in connection with this financing. The private placement increased the number of fully diluted common shares by 1,277,600 shares.

                   EWRX INTERNET SYSTEMS INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements

3.     Contract

       In August 2000, the Company entered into a contract with a capital management consultant to assist the Company in expanding its investment opportunities in foreign markets. In connection with the contract, the Company will be required to issue options to the consultant to acquire common shares of the Company which vest as follows:


        Number of            Exercise                 Vesting
         Options               Price                   Date
        ---------            --------                 -------
         100,000              $  0.75              September 30, 2000
         100,000              $  2.00              October 31, 2000
         100,000              $  4.00              November 30, 2000
         100,000              $  6.00              December 31, 2000
         100,000              $  8.00              January 30, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

The consolidation of the technology and Internet sectors continued throughout the third quarter of 2000. EWRX management responded by examining all aspects of company operations and reducing corporate overhead 61 percent. This was accomplished via downsizing and trimming variable expenses. EWRX restructured key staff and management positions to maximize productivity and continue to support the growth in audience size and frequency of use of the company's online web communities, as well as continue to prepare B2B and B2C initiatives for 2001. The focused use of limited financial and human resources produced growth records in all of our e-Communities, month-over-month, throughout the third quarter, including total site traffic, users sessions, and advertising response rates. ClassicCar.com, ClassicTruckShop.com, and SpeedWRX.com were awarded honors by Lycos, Netscape, Yahoo and several other industry reviewers/analysts for their content, navigational ease, and/or the superior quality of their look and feel.

Restructuring and cost cutting delayed two company initiatives: A shelf registration of the Company's stock with the SEC and the launch of BigBadCatalog to our e-Communities. Both these initiatives are moving forward in the fourth quarter but progress is slower than originally forecasted. Entering the fourth quarter, management has already taken decisive action and established a more determined and focused attitude in preparation for its early 2001 e-commerce initiatives. This new lean-and-mean approach will ensure the launch of the specialty automotive aftermarket's first integrated portal--MotorWRX.com in Q4 2000.

Looking to the future, EWRX has experienced revenue increases in banner advertising revenue, web sponsorship revenue and increase in revenue through purchases in the MotorWRXMall.com. These increases are expected to continue throughout the fourth quarter and throughout 2001.


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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EWRX INTERNET SYSTEMS, INC.
                                      (Registrant)


November 13, 2000                     By:  /s/ Ronald C. Davis
                                         -------------------------------------
                                         Ronald C. Davis
                                         President and Chief Executive Officer


November 13, 2000                     By:  /s/ Richard P. Ott
                                         -------------------------------------
                                         Richard P. Ott
                                         Treasurer and Chief Accounting Officer