Form 10QSB
period 2007-06-30
EWRX INTERNET SYSTEMS INC
filed 2007-11-19
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission File #___-_______

EWRX Internet Systems Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0117139
(IRS Employer Identification Number)

4950 Yonge St., Suite 910
Toronto, Ontario, Canada M2N 6K1
(Address of Registrant’s Principal
Executive Offices and Principal Place of Business)

(416) 298-9606
(Registrant’s telephone no., including area code)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]  No [ X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2007: 100,000,000 shares of common stock.

EWRX INTERNET SYSTEMS INC.
FINANCIAL STATEMENTS

Item 1. Financial Information

EWRX INTERNET SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2007 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2007 (UNAUDITED)

PAGES	F-4 to F-7	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

EWRX Internet Systems, Inc.
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$603
Total Current Assets	603

Total Assets	$603

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$104,265
Accrued expenses	26,406
Note payable - related party	11,414
Advance payable - director	87,248
Total Current Liabilities	229,333

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $.01 par value, 500,000 shares authorized,
none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized,
issued and outstanding	100,000
Additional paid-in capital	7,187,716
Accumulated deficit	(8,496,144)
Earnings accumulated during the development stage	979,698

Total Stockholders' Deficiency	(228,730)

Total Liabilities and Stockholders' Deficiency	$603

See accompanying notes to condensed financial statements

EWRX Internet Systems, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period from January 1, 2002
	For the Three Months Ended June 30,		Six Months Ended June 30,		(Re-entering the Development Stage)
	2007	2006	2007	2006	to June 30, 2007

Operating Expenses
Office and general	$490	$3,815	$953	$7,841	$25,286
Professional fees	1,118	1,323	1,118	1,323	149,329
Foreign exchange (gain)/loss	1,248	(58)	1,245	(90)	6,213
Salary and wages	-	-	-	-	28,000
Management Fees	-	-	-	-	15,000
Total Operating Expenses	2,856	5,080	3,316	9,074	223,828

Net Loss from Operations	(2,856)	(5,080)	(3,316)	(9,074)	(223,828)

Other Expense
Interest Expense	-	(943)	-	(1,866)	(36,030)
Management Fees	-	-	-	97,404	1,239,556
Total Operating Income (Expenses)	-	(943)	-	95,538	1,203,526

Provision for Income Taxes	-	-	-	-	-

Net Income / (Loss)	$(2,856)	$(6,023)	$(3,316)	$86,464	$979,698

Net Income / (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of shares outstanding
during the period - basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

See accompanying notes to condensed financial statements

EWRX Internet Systems, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from January 1, 2002
	For the Six Months Ended June 30,		(Re-entering the Development Stage)
	2007	2006	to June 30, 2007
Cash Flows From Operating Activities:
Net Income / (Loss)	$(3,316)	$86,464	$979,698
Adjustments to reconcile net income / (loss) to net cash used in operations
Non cash item - expenses recovered	-	-	(1,142,152)
Changes in operating assets and liabilities:
Increase in accrued expenses	-	-	26,406
(Decrease) / Increase in accounts payable	-	(90,302)	14,626
Net Cash Used In Operating Activities	(3,316)	(3,838)	(121,422)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	38,700
Advances from directors	58,697	3,149	71,911
Loans from related parties	(55,048)	1,774	11,414
Net Cash Provided by Financing Activities	3,649	4,923	122,025

Net Increase in Cash	333	1,085	603

Cash at Beginning of Period/Year	270	1,095	-

Cash at End of Period/Year	$603	$2,180	$603

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,912	$943	$36,476
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed financial statements

EWRX INTERNET SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities since re-entering the development stage have been comprised mainly of administrative matters.

(B) Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(E) Income / (Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128,

EWRX INTERNET SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

“Earnings per Share.” As of June 30, 2007 and 2006, respectively, there were no common share equivalents outstanding.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the

EWRX INTERNET SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of June 30, 2007, the Company has not made any sales of the software that would result in the payment of a royalty fee.

(B) Common Stock Issued for Debt

During 2001, the Company issued 3,576,061 shares of common stock in order to settle debt amounting to $635,017. ($0.1776 per share)

During 2002, the Company issued 1,276,227 shares of common stock in order to settle debt amounting to $199,148. ($0.1560 per share)

During 2003, the Company issued 40,000,000 of stock in order to settle debt amounting to $40,000. ($0.0010 per share)

During 2004, the Company issued 33,873,733 of stock in order to settle debt amounting to $21,316. ($0.0006 per share)

(C) Stock Issued for Cash

During 2002, the company issued 445,900 shares of stock for $44,590 in conjunction with a private placement offer less a finance fee of $9,590 for a net cash value of $35,000. ($0.0785 per share)

(D) Amendment to Articles of Incorporation

During 1999, the Company amended its Articles of Incorporation to change the name of the corporation and provide for an increase in its authorized share capital. The name of the Company was changed from Europa Resources, Inc. to EWRX Internet Systems, Inc. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.001 per share.

EWRX INTERNET SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 3	RELATED PARTY TRANSACTIONS

Advances from director represent an advance granted by Jessica Q. Wang. Ms Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During 2007, Ms. Wang has advanced the company $58,697 for purposes of paying operating expenses on behalf of the Company. As of June 30, 2007, the Company has loans from Ms. Wang with an outstanding balance of $87,248.

As of June 30, 2007, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $6,693. These loans have no fixed terms or repayment, are unsecured, and bear no interest.

As of June 30, 2007, the Company has loans from a director with an outstanding balance of $4,721. Under a loan agreement, effective September 1, 2004, the director was entitled to shares equal to 3% of the authorized stock which was to be issued on April 30, 2005, representing the interest on the loan. The Company guaranteed that the value of the shares would not be lower than USD $8,600 (CAD $10,000). In the event that the value of the shares fall below USD $8,600 (CAD $10,000), the director may elect to receive USD $8,600 in lieu of shares. In the second quarter of 2007, the Company repaid one of its directors the principal amount of $59,769 and one half of the interest. As of June 30, 2007, the amount owed of $4,721 to this director represents one half of the guaranteed interest.

NOTE 4	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations, a net loss of $3,316 for the six months ended June 30, 2007, a stockholder’s deficiency of $228,730, a working capital deficiency of $228,730, and cash used in operations from re-entering the development stage of $121,422. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company’s ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed therein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably a number of new projects.

Overview

EWRX Internet Systems Inc. (“EWRX”) was incorporated in the State of Nevada on June 25, 1997. The Common Stock of the Company traded on the OTC Bulletin Board (“OTCBB”) under the trading symbol “EWRX” until October 18, 1999 when they traded under the symbol “EWRXE.” The “E” was added by the National Association of Securities Dealers Inc. (“NASD”) to reflect the Company’s inability to meet NASD requirements for listing on the OTCBB. On November 17, 1999, the Company’s stock began trading on the “pink sheets” under the symbol “EWRX”.

Prior to 1999 the Company’s sole business was in the Resource Sector. The Company was known as Europa Resources Inc. and its interests were held in a joint venture with a private Ukraine company for the development and production of industrial garnets for abrasive applications (the “Joint Venture”). In the fourth quarter of 1998, the Company elected to abandon its interest in the Joint

Venture which represented substantially all of the Company’s assets at the time. EWRX was able to recover 2,000,000 shares it used as part of the purchase arrangement and wrote off and closed all of its’ subsidiary operations.

Following clearance of its form 10SB by the SEC which was effective January 27, 2000, the Company re-listed its common stock on the OTCBB. Such listing was subsequently revoked by Administrative Proceeding File No. 3-12379. On May 11, 2007, EWRX filed a Form 10-SB for listing on the OTC Bulletin Board (“OTCBB”) and this Form was effective as of July 10, 2007.

EWRX is in compliance with the requirements of registration in the State of Nevada. The Corporate Number (EWRX) in Nevada is; C13672-97, EWRX has arranged for local representation through an approved agent by the name of; “Corporate Trust Company of Nevada”, 6100 Neil Road (STE500), Reno, NV 89511.

Plan of Operation

The Company plans to develop the marketing of their software “Instant Recall” to the OEM markets in North America over the next 12-15 months. The Company has developed significant interest in its product to date and intends to capitalize on that interest, while exploring new and expanded opportunities. The Company has also developed substantial business contacts and relationships in China. Several complimentary products and opportunities exist in this market that would be of interest to EWRX in its pursuit of developing an expanded line of software products to round out its product line.

Although, the Company will be in need of financing to carry out its plan of operation, it intends to raise the capital needed to accomplish its business plan from interested parties, management and existing shareholders. While raising capital is always subject to many uncertainties, we believe that, with the demand anticipated for our product, financing will be available to meet our requirements. It is not anticipated that we will have to invest any further significant funds, or support any substantial funding on research or development for Instant Recall.

The Company operations do not require costs for manufacturing, therefore, we do not anticipate the requirement to purchase equipment of any significance. Our need for any change in staffing is not anticipated for the immediate future, we will, however, require some paid and full time staff as the marketing and sales efforts begin to take shape. It is expected that clerical and office personnel will be required after the first quarter of 2008. We will, as required, employ a senior sales person to respond to clients requirements for service. Other sales and marketing personnel will be acquired as the sales dictate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has been in a state of reorganization and development over the past two years. We believe that this period was important in the respect that it provided the time for consolidation and integration in the market. The Company continues to experience financial deficiencies that have been a source of constant concern over this and previous periods in its operations. As a result the Company was unable to reach some of the goals that had been set for its development.

The Company believes it is now in a position to begin to capitalize on its previous experience. We are looking forward to a very productive and stimulating period of development. Not only do we have great expectations for our product, Instant Recall, but also for the prospects of additional software and other business developments from our contacts in Hong Kong and China. These relationships will also help the Company address its financial goals and objectives, both from an earnings standpoint as well as from an investment standpoint.

The market place is in a state of flux, and, continues to require constant evaluation in terms of opportunity, and reward. Our needs are constantly changing and competition for opportunities is always present. Over the last two years, the Company has been consolidating its position, developing its software and preparing for the opportunities that it believes are now present. The global markets are expanding at an unprecedented pace and the Company believes that it is in the right place at the right time to take advantage of these conditions. Of course, there are always uncertainties and unexpected developments to contend with, and there can be no assurance that the Company will be able to overcome all of the circumstances confronting it. The Company will, however, do everything possible to meet these challenges and realize its goals. EWRX financial requirements over the next fiscal year are dependent, to a major extent, on the speed at which development occurs in the emerging markets.

Market Trends

The software industry has been in a state of consolidation for some time. This condition is evident in the takeovers that have happened recently along with a flurry of announcements of new, improved and better software technologies. The movement towards simpler, faster, less complicated software systems seems to be the trend as consolidation continues. Personal computers are becoming essential in every household and they are becoming much more powerful than they have been in the past. Operating systems and software programs take up a lot of the memory of computers and as a result the machines became slower. It appears that the designers are realizing that space is important and faster is better if it requires less memory to operate. Even though hard drives are larger and gigabytes are becoming quite cheap in comparison, space is still at a premium in most computers in service today.

EWRX is conscious of the space required by the programs we sponsor and therefore we strive to provide our client with faster programs that require little memory which we hope will reflect in the sales of our products due to the limited space required.

Key Metrics

We generate revenue from the sale of our software product. We focus on the bottom line profits of the company and cost of achieving them, as well as cost of obtaining new clients. Operating performance is measured by maintaining relationships with our existing clients and continuing to grow our client base. Our strength and weakness is dependent upon the ability to sell our software product to clients.

Liquidity and Capital Resources

We have historically satisfied our cash requirements through revenues, short term financings, and issuance of common stock for cash. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, develop a market for our product and establish a marketing network, customer support and administrative organizations. As of June 30, 2007, we had cash of $603.

The Company is operating at a net loss as of June 30, 2007 and therefore our cash reserves plus contractually committed capital are not sufficient to fund our planned business operations for a period of the next twelve months. In the interim, we will continue to pursue additional capital investment. Current assets as of June 30, 2007 were $603 which consisted of mostly cash and total current liabilities as of June 30, 2007 were $229,333 which consisted of accounts payable, accrued expenses, and notes payable.

During 2007, the Company has relied on advances and loans from directors and shareholders to fund operations. Specifically, Jessica Q. Wang pays for certain administrative expenses. These advances are loans to the Company with no fixed terms of repayment, no interest rate and are unsecured. As of June 30, 2007, the Company had loans from Ms. Wang with an outstanding balance of $87,248. In addition, as of June 30, 2007, the Company had loans from Navitex Technology, Inc., a company controlled by Ms. Wang, with an outstanding balance of $6,693 which loan has no fixed terms, is unsecured and bears no interest.

As of June 30, 2007, the Company has loans from a director with an outstanding balance of $4,721. Under a loan agreement, effective September 1, 2004, the director was entitled to shares equal to 3% of the authorized stock which was to be issued on April 30, 2005, representing the interest on the loan. The Company guaranteed that the value of the shares would not be lower than USD $8,600 (CAD $10,000). In the event that the value of the shares fall below USD $8,600 (CAD $10,000), the director may elect to receive USD $8,600 in lieu of shares. In the second quarter of 2007, the Company repaid one of its directors the principal amount owed and one half of the interest. As of June 30, 2007, the amount owed of $4,721 to this director represents one half of the guaranteed interest.

Because our current assets are not sufficient to cover our current liabilities, we expect to be able to continue operations for at least the next twelve months only if we continue to generate significant revenues or raise additional funding. However, there is risk if the company does not generate significant revenues that it will not be able to cover its costs. The company’s major stockholder will fund any shortfalls in capital and additional expenses in the form of accounting and legal fees for the company to become a reporting company. We may also need to seek both private and public equity markets to support our ongoing operations. We have financed our growth and cash requirements through operations and related party debt.

By becoming a publicly reporting company, we expect an increase in our audit, accounting, and legal fees. As a fully reporting company pursuant to the Securities Exchange Act of 1934, we will be required to file quarterly, annual, and other periodic reports. As such, we will require the assistance of our legal counsel to prepare and file such reports and our independent auditors to prepare or review financial statements in connection with such reports. In addition, we will retain an EDGAR service to submit such filings to the Securities and Exchange Commission. We anticipate the approximate costs of being a publicly reporting company to be between $35,000 and $50,000 per year, including the following necessary costs per quarter:

Legal:	$2,500
Accounting:	$2,500
Filings:	$1,000

Results from Operations

Three Months Ended June 30, 2007 Compared to Three months ended June 30, 2006

Revenues

We did not have any revenues for either the three months ended June 30, 2006 or the three months ended June 30, 2007.

Total Expenses

Total Expenses decreased from $5,080 for the three months ended June 30, 2006 to $2,856 for the three months ended June 30, 2007. General and Administrative expenses which includes general office expenses and travel and entertainment decreased from $3,815 for the three months ended June 30, 2006 to $490 for the three months ended June 30, 2007, a decrease of $3,325.

Net Loss

Net loss decreased from $6,023 for the three months ended June 30, 2006 to a loss of $2,856 for the three months ended June 30, 2007. The decrease in loss was a result of decreased office expenses and interest and finance charges for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company considered the quality and variability of information regarding the financial condition and operating performance that may have changed in the past and future that may have a material effect and has quantified them where possible. Specifically the Company considers risk of variability with changes in contract which may affect the recognition of income and also the possibility of changes in the tax code which may affect the long term rates of return.

Revenues and expenses associated with the manufacture of packaging and sale are accounted for as revenue and expense when sold. No extended warranties exist.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EWRX INTERNET SYSTEMS INC.

By: /s/ Jessica Q. Wang
Jessica Q. Wang
President and Chief Executive Officer

Date: November 19, 2007