Form 10QSB
period 2007-09-30
EWRX INTERNET SYSTEMS INC
filed 2007-11-19
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]No [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2007: 100,000,000 shares of common stock.

Item 1.	Financial Information

EWRX INTERNET SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	F-2

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	F-4 – F-7	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

EWRX Internet Systems, Inc.
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$92
Total Current Assets	92

Total Assets	$92

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$104,265
Accrued expenses	20,708
Note payable - related party	11,733
Advance payable - director	93,150
Total Current Liabilities	229,856

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $.01 par value, 500,000 shares authorized,
none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized,
shares issued and outstanding	100,000
Additional paid-in capital	7,187,716
Accumulated deficit	(8,496,144)
Earnings accumulated during the development stage	978,664

Total Stockholders' Deficiency	(229,764)

Total Liabilities and Stockholders' Deficiency	$92

See accompanying notes to condensed financial statements

EWRX Internet Systems, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period from January 1, 2002
	For the Three Months Ended September 30,		Nine Months Ended September 30,		(Re-entering the Development Stage)
	2007	2006	2007	2006	to September 30, 2007

Operating Expenses
Office and general	$755	$3,815	$1,708	$11,656	$26,041
Professional fees	-	-	1,118	1,323	149,329
Foreign exchange (gain)/loss	279	(40)	1,524	(130)	6,492
Salary and wages	-	-	-	-	28,000
Management Fees	-	-	-	-	15,000
Total Operating Expenses	1,034	3,775	4,350	12,849	224,862

Net Loss from Operations	(1,034)	(3,775)	(4,350)	(12,849)	(224,862)

Other Expense
Interest Expense	-	(955)	-	(2,821)	(36,030)
Management Fees	-	-	-	97,404	1,239,556
Total Operating Income (Expenses)	-	(955)	-	94,583	1,203,526

Provision for Income Taxes	-	-	-	-	-

Net Income / (Loss)	$(1,034)	$(4,730)	$(4,350)	$81,734	$978,664

Net Income / (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of shares outstanding
during the period - basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

See accompanying notes to condensed financial statements

EWRX Internet Systems, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from January 1, 2002
	For the Nine Months Ended September 30,		(Re-entering the Development Stage)
	2007	2006	to September 30, 2007
Cash Flows From Operating Activities:
Net Income / (Loss)	$(4,350)	$81,734	$978,664
Adjustments to reconcile net income / (loss) to net cash used in operations
Non cash item - expenses recovered	-	-	(1,142,152)
Changes in operating assets and liabilities:
Increase / (Decrease) in accrued liabilities	(5,698)	-	20,708
Increase / (Decrease) in accounts payable	-	(86,751)	14,626
Net Cash Used In Operating Activities	(10,048)	(5,017)	(128,154)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	38,700
Advances from directors	64,599	3,149	77,813
Loans from related parties	(54,729)	2,662	11,733
Net Cash Provided by Financing Activities	9,870	5,811	128,246

Net Increase (Decrease) in Cash	(178)	794	92

Cash at Beginning of Period/Year	270	1,095	-

Cash at End of Period/Year	$92	$1,889	$92

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$955	$36,476
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed financial statements

EWRX INTERNET SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
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

(E) Income / (Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128,

EWRX INTERNET SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

“Earnings per Share.” As of September 30, 2007 and 2006, respectively, there were no common share equivalents outstanding.

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
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of September 30, 2007, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 3	RELATED PARTY TRANSACTIONS

Advances from director represent an advance granted by Jessica Q. Wang. Ms Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During 2007, Ms. Wang has advanced the company $64,599 for purposes of paying operating expenses on behalf of the Company. As of September 30, 2007, the Company has loans from Ms. Wang with an outstanding balance of $93,150.

As of September 30, 2007, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $6,693. These loans have no fixed terms or repayment, are unsecured, and bear no interest.

As of September 30, 2007, the Company has loans from a director with an outstanding balance of $5,040. Under a loan agreement, effective September 1, 2004, the director was entitled to shares equal to 3% of the authorized stock which was to be issued on April 30, 2005, representing the interest on the loan. The Company guaranteed that the value of the shares would not be lower than USD $8,600 (CAD $10,000). In the event that the value of the shares fall below USD $8,600 (CAD $10,000), the director may elect to receive USD $8,600 in lieu of shares. In the second quarter of 2007, the Company repaid one of its directors the principal amount of $59,769 and one half of the interest. As of September 30, 2007, the amount owed of $5,040 to this director represents one half of the guaranteed interest.

NOTE 4	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations, a net loss of $4,350 for the nine months ended September 30, 2007, a stockholder’s deficiency of $229,764, a working capital deficiency of $229,764, and cash used in operations from re-entering the development stage of $128,154. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company’s ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Liquidity and Capital Resources

We have historically satisfied our cash requirements through revenues, short term financings, and issuance of common stock for cash. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, develop a market for our product and establish a marketing network, customer support and administrative organizations. As of September 30, 2007, we had cash of $92.

The Company is operating at a net loss as of September 30, 2007 and therefore our cash reserves plus contractually committed capital are not sufficient to fund our planned business operations for a period of the next twelve months. In the interim, we will continue to pursue additional capital investment. Current assets as of September 30, 2007 were $92 which consisted of mostly cash and total current liabilities as of September 30, 2007 were $229,856 which consisted of accounts payable, accrued expenses, and notes payable.

During 2007, the Company has relied on advances and loans from directors and shareholders to fund operations. Specifically, Jessica Q. Wang pays for certain administrative expenses. These advances are loans to the Company with no fixed terms of repayment, no interest rate and are unsecured. As of September 30, 2007, the Company had loans from Ms. Wang with an outstanding balance of $93,150. In addition, as of September 30, 2007, the Company had loans from Navitex Technology, Inc., a company controlled by Ms. Wang, with an outstanding balance of $6,693 which loan has no fixed terms, is unsecured and bears no interest.

As of September 30, 2007, the Company has loans from a director with an outstanding balance of $5,040. Under a loan agreement, effective September 1, 2004, the director was entitled to shares equal to 3% of the authorized stock which was to be issued on April 30, 2005, representing the interest on the loan. The Company guaranteed that the value of the shares would not be lower than USD $8,600 (CAD $10,000). In the event that the value of the shares fall below USD $8,600 (CAD $10,000), the director may elect to receive USD $8,600 in lieu of shares. In the second quarter of 2007, the Company repaid one of its directors the principal amount owed and one half of the interest.

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

Results from Operations

Three Months Ended September 30, 2007 Compared to Three months ended September 30, 2006

Revenues

We did not have any revenues for either the three months ended September 30, 2006 or the three months ended September 30, 2007.

Total Expenses

Total Expenses decreased from $3,775 for the three months ended September 30, 2006 to $1,034 for the three months ended September 30, 2007. General and Administrative expenses which includes general office expenses and travel and entertainment decreased from $3,815 for the three months ended September 30, 2006 to $755 for the three months ended September 30, 2007.

Net Loss

Net loss decreased from $4,730 for the three months ended September 30, 2006 to a loss of $1,034 for the three months ended September 30, 2007. The decrease in loss was a result of a significant decrease in office expenses and interest and finance charges during the the three months ended September 30, 2007 compared to three months ended September 30, 2006.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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