Form 10KSB
period 2007-12-31
EWRX INTERNET SYSTEMS INC
filed 2008-04-04
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File No. __________

EWRX INTERNET SYSTEMS, INC.
(Name of small business issuer in its charter)

NEVADA	98-0117139
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4950 Yonge St. Suite 910, Toronto, Ontario, Canada	M2N 6K1
(Address of principal executive offices)	(Zip Code)

(416) 298-9606
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, 100,000,000, par value $0.0001
Preferred Stock, 500,000, par value $0.001
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Revenues for year ended December 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007, was: $0

Number of shares of the registrant’s common stock outstanding as of March 23, 2008 was: 100,000,000

Transitional Small Business Disclosure Format: Yes [   ]   No [X]

i

PART I

ITEM 1.                DESCRIPTION OF BUSINESS

     (a) Business Development

EWRX Internet Systems Inc. (the “Company,” “Registrant” or “ EWRX”) was incorporated in the State of Nevada on June 25, 1997. The Common Stock of the Company traded on the OTC Bulletin Board (“OTCBB”) under the trading symbol “EWRX” until October 18, 1999 when they traded under the symbol “EWRXE.” The “E” was added by the National Association of Securities Dealers Inc. (“NASD”) to reflect the Company’s inability to meet NASD requirements for listing on the OTCBB. On November 17, 1999, the Company’s stock began trading on the “pink sheets” under the symbol “EWRX.” Prior to 1999, the Company’s sole business was in the Resource Sector. The Company was known as Europa Resources Inc and was held in a joint venture with a private Ukraine company whose primary business purpose was the development and production of industrial garnets for abrasive applications (the “Joint Venture”).

In the fourth quarter of 1998, the Company elected to abandon the Joint Venture which represented substantially all of the Company’s assets at the time. EWRX was able to recover 2,000,000 shares it used as part of the purchase arrangement for the Joint Venture and subsequently wrote off and closed all of its’ subsidiary operations.

Effective January 27, 2000, the Company re-listed its common stock on the OTCBB, following clearance of its form 10-SB by the SEC (see Exhibit 15 website link). This listing was revoked by the SEC by an Administrative Order dated August 28, 2006.

EWRX now wishes to re-list its Company and has commissioned an audit of the Company’s books and records. This audit is effective through December 31, 2006. EWRX is in compliance with the requirements of registration in the State of Nevada. The Corporate Number (EWRX) in Nevada is; C13672-97, EWRX has arranged for local representation through an approved agent by the name of; “Corporate Trust Company of Nevada”, 6100 Neil Road (STE500), Reno, NV 89511.

The current management acquired EWRX through EWRX’s interest in acquisition of software owned by Navitex Canada Inc. (“Navitex”). In the latter part of April 2002, the principles of EWRX suggested that Navitex Canada Inc. became the majority shareholders of EWRX through the issuance of shares for consideration of debt owed to Navitex under an agreement to purchase software called Instant Recall and owned by Navitex. As a result of this agreement, the current management took over the controlling interest of EWRX.

The Company had accumulated a very large outstanding debt and had no tangible assets, other than the software it had acquired from Navitex. The new management focused the majority of its efforts on reducing the Company’s outstanding debt which contributed to a delay in bringing the software to market and the Company’s records up to date. By the Spring of 2005, the Company was finally stabilized and in a position to move ahead with its plans to market it’s software and begin bringing its financial statements up to date and preparing for anticipated demand for its software.

As a result of development in the marketplace it became necessary for the Company to spend a very considerable amount of time bringing its software to the next stage of development. The SATA mother boards were becoming a market consideration and to remain abreast of the competition we were required to develop our software to meet this demand. This of course took time away from other considerations and delayed our market penetration.

In the early part of 2006, the Company was able to bring its operations into a current state and commission an audit of its affairs. The result of these audits was the filings the Company made on December 5, 2006. This filing was later withdrawn as it was filed in form 10SB-12(b) instead of 10SB-12(g). Several other deficiencies in this filing were noted as well, which required correction. The Company re-filed its 10SB-12(g) on May 11, 2007. The SEC reviewed the Form 10SB-12(g) and, pursuant to comments, we filed three subsequent amendments. After our third Amendment to the Form 10SB-12(g) filed on February 8, 2008, the SEC had no additional comments.

In April 2006, without the Company’s knowledge, iMusic contacted our transfer agent and registered new directors, officers and a transfer agent for EWRX. iMusic is a company that fraudulently attempted to steal our identity. They were unsuccessful and when the management of EWRX became aware of iMusic actions the SEC was notified and advised that these actions were without the Company’s knowledge or approval. While investigating this matter, EWRX’s transfer agent was contacted. It was discovered that the agent knew of the iMusic action but did not advise anyone at the Company. The State of Nevada was contacted as well. It was at this time that management discovered that iMusic perpetrated this fraud.

On July 26, 2006 the Commission announced the temporary suspension of the Companies Securities. This notice was sent to the Company by the Commission. The Company never received this notice. By the time the Company became aware of this action, the Commission had issued on August 28, 2006 an order revoking EWRX Internet Systems Inc. registration.

EWRX has not been involved in any bankruptcy, receivership or similar proceeding. In addition, other than the transactions discussed above, EWRX has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

     (b) Business of Issuer

EWRX is a development stage company in the software development and marketing industry. The Company has been in negotiations with Navitex Canada Inc. (“Navitex”) to acquire the software developed under the trade name “Flashback.” In November 2001, EWRX began negotiations with Navitex to acquire the software developed by Navitex for recovery and restoration of lost and or corrupted files on computers with Windows operating systems. These negotiations culminated in a contract for the purchase being signed on November 08, 2001 (see Exhibit 5). The financial terms of the agreement could not be met by EWRX and as a result there were several revisions and changes to the original agreement. On or about April 15, 2002, the then-Board of Directors proposed that to settle the Navitex debt and avoid any legal action by Navitex that an accommodation be made giving Navitex shareholders control of EWRX in settlement of any responsibility to Navitex.

The offer was accepted by the shareholders of Navitex, who took over the operational control of the Company. Navitex negotiated another contract with EWRX for software formerly called Flashback but now called “Instant Recall.” This software will help EWRX establish a sales and marketing team in the industry. EWRX is also negotiating for proven software in the educational resource sector. If successful, this would be a very desirable development for the Company as well. While EWRX is a relative newcomer to this industry, management believes that with the right product and the support of an experienced group in the distribution and sales fields, the Company will be able to penetrate the marketplace. The industry is receptive to “proven” new products and where the product has unique features, it has an interest in testing the product to prove the potential.

The limited business operations of the Company, currently involve its development of the software market for the product Instant Recall and the further opportunities that may present themselves in this business sector. The only other activity to be conducted by the Company is to maintain its good standing in the State of Nevada and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

               (1). Principle Products and Services

The Company holds the rights to “Instant Recall” a software product designed for security of the operating system of computers. The major features of the product are the ability to recover data that may have been lost or corrupted and the speed at which it can do so. It is designed to operate on Windows operating systems from Windows 95 to and including Windows XP. The product has been in a constant state of development and innovation since it was acquired by the Company. The most recent is the refinement for the SATA drives that have become so popular in the OEM markets. “Instant Recall” is a unique and essential piece of software for the OEM manufacturers. It uses a very limited amount of space on the hard drive, is fast and it protects the computer from “crashing.”

Instant Recall is a Windows® -based operating system recovery and restore program that allows the user to restore the computer to the position before a problem was encountered. It does not require a second hard disk or external backup device. It does not consume extra space on the same hard drive. Instant Recall protects against crashes, mistakes and virus attacks by restoring the operating system, all application programs, critical files and data. This is done in less than a minute. It offers a much different approach to fix a computer’s problems. Even when the operating system is down and not bootable, Instant Recall can still run and restore. Instant Recall does not require a second hard disk or external backup device and also does not consume extra space on the same hard drive and it minimizes the impact of the hard disk when hit by viruses and also restores the hard disk to the previous stage prior to the virus attack (provided that the save copy is virus free). Any infection or non-physical damage to the hard disk is reversed by Instant Recall.

Instant Recall is great for publicly used computers such as schools, libraries and internet cafes. It is also suitable for government agencies and small to large corporate users where all users use their PCs as workstations that run from a network and store data on servers.

For example, in a library or a school, if one or more users corrupted the system, it is difficult to clean up and restore to a perfectly running status. But with Instant Recall, it will only take a few seconds to retrieve the systems and the data back to a clean system. Another example would be in a business environment; if a PC is down (an almost daily occurrence), it would usually take an IT person hours to repair. As a result, this downtime can end up being very costly to the company. With Instant Recall, the staff or the IT person can fix it within seconds.

The market for “Instant Recall” is primarily the OEM and related industries. Although a substantial after market exists, it is more costly to penetrate and less structured. The Company, however, believes that it may be worthwhile to enter either or both of the retail and consumer market places.

               (2). Distribution methods of the products or services

In the OEM markets, the Company’s product is distributed by courier service or overland freight. The product is not subject to any weather or other related concerns, is light and very durable once packed in a bulk container or shipping box. Orders are processed at the point of manufacture and are shipped direct to the end user.

               (3). Status of any publicly announced new product or services

The Company has not announced any new product of service.

               (4). Competitive business conditions and the small business issuer’s competitive position in the industry and methods of competition

While the software industry is a very large and well developed industry and dominated by multi-national players, the niche markets are still very much open to new players. Software that meets specific requirements and has certain unique features is sought after by manufacturers and others looking for a competitive advantage. “Instant Recall” can fill that requirement and remain competitive in the retail marketplace. The Company is continuing to monitor the competition and its overall position therein, with an eye to capitalizing on any available opportunity.

               (5). Sources of availability of raw materials and the names of principal suppliers

The Company does not have and its business does not rely on raw materials. The Company does not have any sources or contacts that provide raw materials.

               (6). Dependence on one or a few major customers

The Company has not established a customer base at this time except for the contacts available to it from the continuance of business developed by Navitex Canada Inc. These contacts will need to be nurtured and established by personal contact and sales by EWRX personnel. The Company will be dependent upon the goodwill currently developed by Navitex and the skill and determination of it’s sales staff for its entry into the market and no assurance can be asserted that EWRX will be successful in the development of that business.

               (7). Patents, Trademarks, licenses, franchises, concession, royalty agreements or labor contract, including duration

The company intends to apply for patents on its software product “ Instant Recall” in the near future.

               (8). Need for any governmental approval of principal products or services

There is no need for any governmental approval of the Company’s products or services.

               (9). Effect of existing or probable governmental regulations on the business

There are currently no governmental regulations on the business.

(10). Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers

While most of the cost of research for “Instant Recall” was expended in previous years by Navitex, the Company has continued to support the requirement to remain in a competitive position. These expenditures were supported by one of the principles and as such were not reported as research and development. These expenditures amounted to approximately $25,000.00 per annum.

               (11). Costs and effects of compliance with environmental laws (federal, state and local)

The Company has not incurred any costs associated with compliance with environmental laws and does not expect to have any costs related to environmental laws. The product carries no risk to the public and has no environmental consequences. Management does not therefore anticipate any interference with its activities from this standpoint.

               (12). Number of total employees and number of full time employees

The Company does not have any paid employees at this time.

ITEM 2.                DESCRIPTION OF PROPERTY

The Company has no property or business. Its principal executive office address is the business office address of its accountant and Venture Strategists. This address is provided to the Company at no cost. Because the Company has no business, its activities have been limited to maintaining it’s standing in the State of Nevada and, recently, with preparing this Registration Statement and the accompanying financial statements. These activities have consumed the majority of management’s time. Accordingly, the costs in providing the use of its office have been minimal.

Once EWRX has sufficient cash flow to justify hiring full or part time staff, it will seek a permanent office location to conduct its business activities.

ITEM 3.                LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public Market for Common Stock

During the year ended December 31, 2007, there was no trading market for our Common Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of December 31, 2007, 100,000,000 shares of common stock are issued and outstanding. There are approximately 537 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information as of March 23, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be	Weighted-average exercise	Number of securities remaining
	issued upon exercise of	price of outstanding options,	available for future issuance under
	outstanding options, warrants	warrants and rights	equity compensation plans
	and rights		(excluding securities reflected in
column (a))

Equity compensation Plans approved by Security holders	None

Equity compensation Plans not approved By security holders Total	None

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. Because we have not generated significant revenues, we intend to report our plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

(a) Plan of Operation

Over the next 12 to 15 months, the Company plans to develop the marketing of their software “Instant Recall” to the OEM markets in North America. The Company has developed significant interest in its product to date and intends to capitalize on that interest, while exploring new and expanded opportunities. The Company has also developed substantial business contacts and relationships in China. Several complimentary products and opportunities exist in this market that would be of interest to EWRX in its pursuit of developing an expanded line of software products to round out its product line.

Although, the Company will be in need of financing to carry out its plan of operation, it intends to raise the capital needed to accomplish its business plan from interested parties, management and existing shareholders. While raising capital is always subject to many uncertainties, we believe that, with the demand anticipated for our product, financing will be available to meet our requirements. It is not anticipated that we will have to invest any further significant funds, or support any substantial funding on research or development for Instant Recall. The Company operations do not require manufacturing of any kind and therefore we do not anticipate any need to purchase equipment of any significance.

Our need for any change in staffing is not anticipated for the immediate future. We will however require some paid and full time staff as the marketing and sales efforts begin to take shape. It is expected that clerical and office personnel will be required after the first quarter of 2008. We will, as required, employ a senior sales person to respond to clients requirements for service. Other sales and marketing personnel will be acquired as the sales dictate.

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has been in a state of reorganization and development over the past two years. We believe that this period was important to the business operations because it provided time for consolidation and integration into the market. The Company continues to experience financial deficiencies that have been a source of constant concern over this and previous periods in its operations. As a result the Company has been unable to reach some of the goals that had been set for its development.

The Company believes it is now in a position to begin to capitalize on its previous experience. We are looking forward to a very productive and stimulating period of development. Not only do we have great expectations for our product Instant Recall, but also for the prospects of additional software and other business developments from our contacts in Hong Kong and China. These relationships will also help the Company address its financial goals and objectives, both from an earnings standpoint as well as from an investment standpoint.

The marketplace is in a state of flux, and, continues to require constant evaluation in terms of opportunity and reward because needs change and competition for the opportunity is always present. Over the last two years, the Company has been consolidating its business operations, developing its software and preparing for the opportunities that it believes are now present. The global markets are expanding at an unprecedented pace and the Company believes that it is in the right place at the right time to take advantage of these conditions. Of course there are always uncertainties and unexpected developments to contend with, and there can be no assurance that the Company will be able to overcome all of the circumstances confronting it. The Company will, however, do everything possible to meet these challenges and realize its goals. EWRX financial requirements over the next fiscal year are dependent, to a major extent, on the speed at which development occurs in the emerging markets. We will continue to monitor this situation closely. As our situation matures, the requirements will become clearer.

REASON FOR MANAGEMENT PROCEEDING WITH ITS EFFORTS TO REGISTER UNDER THE EXCHANGE ACT AND ESTIMATE OF COST OF COMPLIANCE

The Management and Board of Directors of EWRX desires to register EWRX under the Exchange act because they intend to use this status to attract certain business enterprises and for potential investment and capital raising purposes. Unfortunately, EWRX has been hampered in its attempt to become compliant due to the circumstances that the Company has found itself in over the past 18 months.

EWRX estimates that it will incur approximately $35,000 to $50,000 per annum to remain compliant. Most recently, these costs have been borne by the principles and Management will continue to do so until such time as the Company is in a position to carry that responsibility through sales of its products and services or funding from investment.

Liquidity and Capital Resources

Our primary source of liquidity as of December 31, 2007 is our cash on hand. Our cash on hand as of December 31, 2007 was $3,268. Our current assets totaled $5,978 on December 31, 2007. Our current liabilities were $252,432 on December 31, 2007.

We will continue to evaluate alternative sources of capital to meet our requirements, including other asset or debt financing, issuing equity securities and entering into financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. We are going to rely on loans from our officers and directors to meet the short term cash requirements. However, the present state of our liquidity and capital resources raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7.                FINANCIAL STATEMENTS

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Financial Statements
December 31, 2007

F-ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
EWRX Internet Systems, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of EWRX INTERNET SYSTEMS, INC. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended and for the period from re-entering the development stage (January 1, 2002) through to December 31, 2007. The financial statements for the year ended December 31, 2006 were audited by other auditors whose report dated June 19, 2007 on these statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period from January 1, 2002 (inception) to December 31, 2006 in so far as they relate to amounts for the period through December 31, 2006, are based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an option on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present referred to the above present fairly all material respects, the financial position of EWRX Internet Systems, Inc. (A Development Stage Company) as of December 31, 2007, and the results of its operations and its cash flows for the year then ended and for the period from re-entering the development stage (January 1, 2002) through to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has incurred losses and negative working capital from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEBB & COMPANY, P.A.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
EWRX Internet Systems, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of EWRX INTERNET SYSTEMS, INC. (A Development Stage Company) (the "Company") as of December 31, 2006 and 2005 and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period December 31, 2006 and the period from re-entering the development stage (January 1, 2001) through on December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2006 and the period from reentering the development stage (January 1, 2001) through to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 2 to the financial statements, the Company is in the development stage, has experienced operating losses and negative working capital from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SF PARTNERSHIP, LLP

SF PARTNERSHIP, LLP
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS

Toronto, Canada
June 19, 2007

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Balance Sheets
December 31, 2007 and 2006

2007
ASSETS

Current Assets
Cash	$3,268
Prepaid expenses and other current assets	2,710
Total Assets	$5,978

LIABILITIES STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accruals	$99,158
Accrued liabilities	18,079
Loans from related parties	13,048
Advances from director	122,147
Total Current Liabilities	252,432

Stockholders' Deficiency
Capital stock
Preferred stock, 500,000 shares authorized at $0.01 par
value per share, none issued and outstanding
Common stock, 100,000,000 shares authorized,
100,000,000 shares issued and outstanding	100,000
Additional Paid - in Capital	7,278,900
Accumulative deficit	(8,496,144)
Earnings Accumulated During the Development Stage	870,790
Total Stockholders' Deficiency	(246,454)
Total Liabilities and Stockholders' Deficiency	$5,978

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Statements of Operations
Years Ended December 31, 2007 and 2006, and the
Period from Re-entering the Development Stage
(January 1, 2002) Through to December 31, 2007

			Period from
			Re-entering the
			Development
			Stage (January
			1, 2002) Through
			to December 31
	2007	2006	2007

Operating Expenses

Professional fees	$13,014	$16,024	$161,225
Office and General	4,416	15,916	28,749
Telephone	447	187	447
Entertainment	249	-	249
In kind contribution - services	72,000	-	72,000
Management fees	-	-	15,000
Salary and Wages	-	-	28,000
Total Operating Expenses	90,126	32,127	305,670

Loss from operations	(90,126)	(32,127)	(305,670)

Other (Expenses) Income

Interest and financing charges	(19,184)	(3,466)	(55,214)
Forgiveness of debt	-	97,404	1,239,556
Foreign exchange gain (loss)	(2,914)	695	(7,882)
Total Other (Expenses) Income	(22,098)	94,633	1,176,460

Net (loss) income for the year	$(112,224)	$62,506	$870,790

Earnings per Share - Basic and Diluted	-	-	-

Weighted Average Number of Common Stock	100,000,000	100,000,000

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Statements of Stockholders' Deficiency
Years Ended December 31, 2007 and 2006, and the
Period from Re-entering the Development Stage
(January 1, 2002) Through to December 31, 2007

					Earnings
					Accumulated
			Additional		During the	Total
	Number of	Capital	Paid-in	Accumulated	Development	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$6,967,848	$-8,496,144	$-	$-1,507,592
Stock issued on
settlement of debt	1,276,227	1,276	197,872	-	-	199,148
Stock issued on						-
Flashback purchase	3,700,000	3,700	-	-	-	3,700
Stock issued on						-
private placement	445,900	446	44,144	-	-	44,590
Finance fee	-	-	(9,590)	-	-	(9,590)
Net loss	-	-	-	-	(71,799)	(71,799)
Balance, December 31, 2002	26,126,267	26,126	7,200,274	(8,496,144)	(71,799)	(1,341,543)
Stock issued on						-
settlement of debt	40,000,000	40,000	-	-	-	40,000
Net loss	-	-	-	-	(19,342)	(19,342)
Balance, December 31, 2003	66,126,267	66,126	7,200,274	(8,496,144)	(91,141)	(1,320,885)
Stock issued on						-
settlement of debt	33,873,733	21,316	-	-	-	21,316
Net income	-	-	-	-	1,030,812	1,030,812
Balance, December 31, 2004	100,000,000	87,442	7,200,274	(8,496,144)	939,671	(268,757)
Net loss	-	-	-	-	(19,163)	(19,163)
Balance, December 31, 2005	100,000,000	87,442	7,200,274	(8,496,144)	920,508	(287,920)
Net income	-	-	-	-	62,506	62,506
Balance, December 31, 2006	100,000,000	87,442	7,200,274	(8,496,144)	983,014	(225,414)
Adjustment		12,558	(12,558)	-	-	-
In kind contribution	-	-	91,184	-	-	91,184
Net loss	-	-	-	-	(112,224)	(112,224)
Balance, December 31, 2007	100,000,000	$100,000	$7,278,900	$(8,496,144)	$870,790	$(246,454)

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Statements of Cash Flows

			Period from
			Re-entering the
			Development
			Stage (January
	For the Years Ended		1, 2002) Through
	December 31		to December 31

	2007	2006	2007

Cash Flows from Operating Activities
Net (loss) income	$(112,224)	$62,506	$870,790
Adjustments for non-cash item:
-In kind contribution services	72,000	-	72,000
-Imputed interest on loans	19,184	-	19,184
-Expenses recovered	-	-	(1,142,152)
Changes in Assets and Liabilities
Accounts payable and accruals	(5,107)	(99,809)	9,519
Accrued liabilities	(8,327)	26,406	18,079
Prepaid expenses	(2,710)	-	(2,710)
Net Cash Used in Operating Activities	(37,184)	(10,897)	(155,290)

Cash Flows from Financing Activities
Proceeds from stock subscriptions	-	-	38,700
Loans from related parties	-	2,713	61,548
Repayment of loans from related parties	(53,414)	-	(53,414)
Advances from director	93,596	7,359	106,810
Net Cash Provided by Financing Activities	40,182	10,072	153,644

Net increase (decrease) in cash	2,998	(825)	(1,646)

Cash, beginning of year	270	1,095	4,914

Cash, end of year	$3,268	$270	$3,268

Supplemental Information:

Cash paid for interest	$3,912	$3,379	$36,476

Non cash Investing and Financing:

During 2004, the Company exchanged 33,873,733 shares for debt of $21,316.

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2007

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

Activities since re-entering the development stage have been comprised mainly of administrative matters.

	(B)	Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

	(C)	Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reported period. Actual results could differ from those estimates.

	(D)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No.128, "Earnings per Share." As of December 31, 2007 and 2006, respectively, there were no common share equivalents outstanding.

	(E)	Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2007

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

	(G)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No.157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provision of SFAS No.159 apply only to entities that elect the fair value option. However, the amendment to SFAS No.115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No.159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No.157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No.160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51." This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 affects those entities

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2007

1.	Summary of Significant Accounting Policies and Organization (continued)

that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No.160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

2.	Going Concern

As reflected in the accompanying audited financial statements, the Company is in the development stage with no operations, a net loss of $112,224 for the year ended December 31, 2007, a stockholder's deficiency of $246,454, a working capital deficiency of $246,454, and cash used in operations from re-entering the development stage of $155,290. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Related Party Transactions

Advances from director represent an advance granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During 2007, Ms.Wang has advanced the company $93,596 for purposes of paying operating expenses on behalf of the Company. As of December 31, 2007, the Company has loans from Ms. Wang with an outstanding balance of $122,147.

As of December 31, 2007, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $7,951. These loans have no fixed terms or repayment, are unsecured, and bear no interest.

As of December 31, 2007, the Company has loans from a director with an outstanding balance of $5,097. Under a loan agreement, effective September 1, 2004, the director was entitled to shares equal to 3% of the authorized stock which was to be issued on April 30, 2005, representing the interest on the loan. The Company guaranteed that the value of the shares would not be lower than USD$8,600 (CAD $10,000). In the event that the value of the shares fall below USD $8,600 (CAD $10,000), the director may elect to receive USD $8,600 in lieu of shares. In the second quarter of 2007, the Company repaid $53,414 to one of its directors the principal amount owed and one half of the interest. As of December 31, 2007, the amount owed of $5,097 to this director represents one half of the guaranteed interest.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2007

4.	Stockholders' Deficiency

Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of December 31, 2007, the Company has not made any sales of the software that would result in the payment of a royalty fee.

	(B)	Common Stock Issued for Debt

During 2002, the Company issued 1,276,227 shares of common stock in order to settle debt amounting to $199,148. ($0.1560 per share)

During 2003, the Company issued 40,000,000 shares of common stock in order to settle debt amounting to $40,000. ($0.0010 per share)

During 2004, the Company issued 33,873,733 shares of common stock in order to settle debt amounting to $21,316. ($0.0006 per share)

	(C)	Stock Issued for Cash

During 2002, the company issued 445,900 shares of common stock for $44,590 in conjunction with a private placement offer less a finance fee of $9,590 for a net cash value of $35,000. ($0.0785 per share)

	(D)	Amendment to Articles of Incorporation

During 1999, the Company amended its Articles of Incorporation to change the name of the corporation and provide for an increase in its authorized share capital. The name of the Company was changed from Europa Resources, Inc. to EWRX Internet Systems, Inc. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.001 per share

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2007

5.	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No.109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No.109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The provision for income taxes has been computed as follows:

	2007	2006
Expected income tax recovery (expense) at the statutory
rate of 34%	$38,156	$21,252
Tax effect of expenses that are not deductible for income
tax purposes (net of other amounts deductible for tax
purposes)	42	-
Tax effect of differences in the timing of deductibility of
items for income tax purposes:	-	-
Utilization of non-capital tax losses to offset current
taxable income	-	-
	(38,114)	(21,252)

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2007	2006

Deferred income tax asset:
Net operating loss carryforwards	$2,363,058	$2,347,836
Valuation allowance	(2,363,058)	(2,347,836)
Deferred income taxes	$-	$-

The Company has tax losses available to be applied against future years' income. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred income tax asset.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A., independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On November 14, 2007, SF Partnership, LLP (“SF Partnership”) was dismissed as our independent auditor and we engaged Webb & Company, PA (“Webb”) as our principal independent accountant. This decision to engage Webb was ratified by the majority approval of the Board of Directors of the Company. The change of auditors was disclosed in our Form 8-K filing on November 16, 2007 and all information contained in the Form 8-K is incorporated by reference herein.

ITEM 8A(T).        CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As part of our evaluation of our disclosure controls and procedures as of December 31, 2007, management considered the impact of weaknesses in our disclosure controls and procedures that were a potential cause for errors. These weaknesses were as follows:

•••we lacked sufficient accounting personnel to adequately prepare the financial statements;

The Company intends to institute additional policies to improve our disclosure controls and procedures. These include but are not limited to:

1) hiring additional full-time accounting personnel to adequately address the deficiencies; and

2) increasing the hours worked by our part-time accounting staff.

We believe that the implementation of these steps and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

Changes in Internal Controls

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following chart lists all of the Directors of the Company and their respective ages, position and term of service.

Name	Age	Position	Term
Jessica Q. Wang	44	Director	Nov 2001 – Present
Elwin Cathcart	81	Director	Aug 2007 – Present
Liming Wang	46	Director	Feb 2003 - Present

The following chart lists all of the Officers of the Company and their respective ages, position and term of service.

Name	Age	Position	Term
Jessica Q. Wang	44	President and CEO	Nov 2001 – Present
Elwin Cathcart	81	Secretary	Nov 2001 – Present
Liming Wang	46	Treasurer	Feb 2003 – Present

Ms. Jessica Q. Wang - Director, President and CEO

Ms. Wang has served as the CEO & President of EWRX since November 2001. She has been the Chairman of the Board of Navitex Technology Inc. since 2002 and is the founder and owner of Navitex Canada Inc. since 1999. From 1993 until 2001, Ms. Wang was the Chairman of the Board of Hong Kong Dongling Holding Co.

Over the last ten years, Ms. Wang has applied her specialization of investment evaluation, technical analysis and international management to attain investments and guide several technology, marketing and real estate companies from conception to successful financial operation. Ms. Wang also facilitated access of North American M&A companies to prominent resources in China and promoted the introduction of successful Chinese companies to the North American stock and financial markets. Ms. Wang has been the Honoured Director of Chinese Talented Women’s Association, an association chaired by the former first lady of China. Through this relationship she has developed close connection with a vast network of outstanding Chinese entrepreneurs, and prominent political and academic leaders.

Mr. Elwin Cathcart – Director and Secretary

Mr. Cathcart is the President and owner of Groupmark Canada Limited which was founded in September 1971. He has also served as the CEO of several other public companies. He continues to be involved in several private business enterprises as well as performing consultation services to individuals and companies. Mr. Cathcart was the principle shareholder and CEO of VHSN, a public company, specializing in sales of personal products. He also developed “SMARTCARD,”™ a chip based plastic card for the recording and protection of information, including securing data such as money, account information, etc. This technology was licensed and marketed by several companies and individuals. In the last two decades, Mr. Cathcart developed a number of hotel and resort properties in the North American market. He also developed consumer markets for a variety of products sold by a direct sales network. While still active in several areas of business and consulting, he has retired from his business development activities and entrepreneurial enterprises.

Mr. Liming Wang – Director and Treasurer

Mr. Liming Wang has been a Director and the Treasurer since February 2003. In addition, Mr. Wang was the President of Easy Comfort OP, Inc. from 2001 to 2005. Mr. Wang , a medical doctor and surgeon by profession, is the founder and President of Easy Comfort OP, Inc. which has been actively engaged in the importing and distribution of medical equipment, pharmaceuticals and prosthetic devices throughout China. He provides consultation services to the medical profession and business community.

There are no family relationships between the directors and/or executive officers.

None of the directors or executive officers has been involved in: (a) bankruptcy; (b) criminal proceeding; or (c) any other legal proceeding.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.                EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jessica Wang,	2007	$ 0	0	0	0	0	0	0	$ 0
President and
CEO	2006	$ 0	0	0	0	0	0	0	$ 0
Elwin	2007	$ 0	0	0	0	0	0	0	$ 0
Cathcart,
Secretary	2006	$ 0	0	0	0	0	0	0	$ 0
Liming	2007	$ 0	0	0	0	0	0	0	$ 0
Wang,
Treasurer	2006	$ 0	0	0	0	0	0	0	$ 0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of	Amount of	Percentage
Beneficial Owner	Beneficial Ownership	of Class

Jessica Wang	75,923,733	75.9%
Elwin Cathcart	2,050,000	2.05%
Liming Wang	0	0%

All Executive Officers	77,973,733	77.95%
and Directors as a Group
(3 people)

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Ms. Jessica Q. Wang, one of our directors, pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During 2007, Ms. Wang has advanced the company $93,596 for purposes of paying operating expenses on behalf of the Company. As of December 31, 2007, the Company has loans from Ms. Wang with an outstanding balance of $122,147.

As of December 31, 2007, the Company has loans from Navitex Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $7,951. These loans have no fixed terms or repayment, are unsecured, and bear no interest.

As of December 31, 2007, the Company has loans from a director with an outstanding balance of $5,097. Under a loan agreement, effective September 1, 2004, the director was entitled to shares equal to 3% of the authorized stock which was to be issued on April 30, 2005, representing the interest on the loan. The Company guaranteed that the value of the shares would not be lower than USD$8,600 (CAD $10,000). In the event that the value of the shares fall below USD $8,600 (CAD $10,000), the director may elect to receive USD $8,600 in lieu of shares. In the second quarter of 2007, the Company repaid $53,414 to one of its directors the principal amount owed and one half of the interest. As of December 31, 2007, the amount owed of $5,097 to this director represents one half of the guaranteed interest.

ITEM 13.                EXHIBITS

Exhibit Number	Exhibit Title

14	Code of Ethics

31.1	Certification of Jessica Wang pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jessica Wang pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2007 and December 31, 2006, we were billed approximately $11,788 and $15,000 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2007 and December 31, 2006.

Tax Fees

For the Company’s fiscal years ended December 31, 2007 and December 31, 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and December 31, 2006.

Audit Committee Pre-Approval

As disclosed above, we do not currently have an audit committee and, therefore, we have not adopted any pre-approval policies or procedures of the audit committee.

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

EWRX Internet Systems, Inc.

By:	/s/ Jessica Q. Wang
Chief Executive Officer and Principal
Accounting Officer

Dated:	April 4th, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jessica Q. Wang	Chief Executive Officer and Principal	April 4th, 2008
Jessica Q. Wang	Accounting Officer