Form 10-Q
period 2008-03-31
EWRX INTERNET SYSTEMS INC
filed 2008-05-15
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______.

EWRX INTERNET SYSTEMS, INC.
(Exact name of registrant as specified in Charter)

NEVADA	000-27195	98-0117139
(State or other jurisdiction of	(Commission File No.)	(IRS Employee Identification No.)
incorporation or organization)

4950 Yonge St. Suite 910, Toronto, Ontario,
Canada, M2N 6K1
(Address of Principal Executive Offices)

(416) 298-9606
(Issuer Telephone number)

________________________________________________
(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to
such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act
(Check one):

Large Accelerated Filer  [   ]       Accelerated Filer  [   ]       Non-Accelerated Filer  [   ]       Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  [   ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 12, 2008 was: 100,000,000

EWRX INTERNET SYSTEMS, INC.
FORM 10-Q

March 31, 2008

Item 1. Financial Information

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2008

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Financial Statements
March 31, 2008

CONTENTS

Page

CONDENSED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007 (AUDITED).	F-3

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2008	F-4

CONDENSED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2008	F-5

NOTES TO CONDENSED FINANCIAL STATEMENTS	F-6 – F-11

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Balance Sheets

	March 31	December 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$5,375	$3,268
Prepaid expenses	1,236	2,710
Total Current Assets	6,611	5,978
Total Assets	$6,611	$5,978

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$99,158	$99,158
Accrued liabilities	21,815	18,079
Note payable - related party	12,453	13,048
Advances from director	128,541	122,147
Total Current Liabilities	261,967	252,432

Stockholders' Deficiency
Preferred stock, $0.01 par value, 500,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares
authorized, shares issued and outstanding	100,000	100,000
Additional paid - in capital	7,300,475	7,278,900
Accumulative deficit	(8,496,144)	(8,496,144)
Earnings accumulated during the development stage	840,313	870,790
Total Stockholders' Deficiency	(255,356)	(246,454)
Total Liabilities and Stockholders' Deficiency	$6,611	$5,978

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Operations

"Unaudited"

			For the Period
			from
			January 1, 2002
			(Re-entering the
			Development
	For the Three Months Ended		Stage)
	March 31		to March 31
	2008	2007	2008

Operating Expenses

Entertainment	$498	$-	$747
In kind contribution services	15,000	-	87,000
Management fees	-	-	15,000
Professional fees	7,900	-	169,125
Office and general	924	463	29,673
Telephone	149	-	596
Salary and Wages	-	-	28,000
Total Operating Expenses	24,471	463	330,141

Net Loss from operations	(24,471)	(463)	(330,141)

Other (Expenses) Income

Interest expense	(6,575)	-	(61,789)
Forgiveness of debt	-	-	1,239,556
Foreign exchange gain (loss)	569	3	(7,313)
Total Other (Expenses) Income	(6,006)	3	1,170,454

Net (loss) income	$(30,477)	$(460)	$840,313

Net (loss) income per Share - Basic and Diluted	$-	$-

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000,000	100,000,000

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Cash Flows

"Unaudited"

			Period from
			January 1, 2002,
			(Re-entering the
			Development
	For the Quarters Ended		Stage)
	March 31		to March 31

	2008	2007	2008

Cash Flows from Operating Activities
Net (loss) income	$(30,477)	$(460)	$840,313
Adjustments to reconcile net income/loss to net
cash used in operations
-In kind contribution - services	15,000	-	87,000
-Imputed interest on loans	6,575	-	25,759
-Expenses recovered	-	-	(1,142,152)
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable and
accruals	-	-	9,519
Increase/(Decrease) in accrued liabilities	3,736	-	21,815
Increase/(Decrease) in prepaid expenses	1,474	-	(1,236)
Net Cash Provided by (Used in) Operating
Activities	(3,692)	(460)	(158,982)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	61,548
Repayment of loans from related parties	(595)	-	(54,009)
Advances from directors	6,394	572	113,204
Net Cash Provided by Financing Activities	5,799	572	159,443

Net increase in cash	2,107	112	461

Cash, beginning of period/year	3,268	270	4,914

Cash, end of period/year	$5,375	$382	$5,375

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$36,476

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2008

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No.128, "Earnings per Share." As of March 31, 2008 and 2007, respectively, there were no common share equivalents outstanding.

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

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2008

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

	(G)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No.157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The company is currently evaluating the effect SFAS 157 will have on their financial position and results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provision of SFAS No.159 apply only to entities that elect the fair value option. However, the amendment to SFAS No.115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No.159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No.157, "Fair Value Measurements". The company is currently evaluating the effect SFAS 159 will have on their financial position and result of operations.

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

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2008

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

In March 2008, the FASB issued SFAS No.161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

2.	Going Concern

As reflected in the accompanying audited financial statements, the Company is in the development stage with no operations, a net loss of $30,477 for the quarter ended March 31, 2008, a stockholder's deficiency and a working capital deficiency of $255,356, and cash used in operations from re-entering the development stage of $158,982. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2008

3.	Related Party Transactions

Advances from director represent an advance granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During the first quarter of 2008, Ms.Wang has advanced the company $6,394 for purposes of paying operating expenses on behalf of the Company. As of March 31, 2008, the Company has loans from Ms. Wang with an outstanding balance of $128,541.

As of March 31, 2008, the Company has loans from NAVITAX Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $7,588. These loans have no fixed terms or repayment, are unsecured, and bear no interest.

As of March 31, 2008, the Company has loans from a director with an outstanding balance of $4,865. Under a loan agreement, effective September 1, 2004, the director was entitled to shares equal to 3% of the authorized stock which was to be issued on April 30, 2005, representing the interest on the loan. The Company guaranteed that the value of the shares would not be lower than USD$8,600 (CAD $10,000). In the event that the value of the shares fall below USD $8,600 (CAD $10,000), the director may elect to receive USD $8,600 in lieu of shares. In the second quarter of 2007, the Company repaid $53,414 to one of its directors the principal amount owed and one half of the interest. As of March 31, 2008, the amount owed of $4,865 to this director represents one half of the guaranteed interest.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2008

4.	Stockholders' Deficiency

Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of March 31, 2008, the Company has not made any sales of the software that would result in the payment of a royalty fee.

	(B)	Common Stock Issued for Debt

During 2002, the Company issued 1,276,227 shares of common stock in order to settle debt amounting to $199,148. ($0.1560 per share)

During 2003, the Company issued 40,000,000 shares of common stock in order to settle debt amounting to $40,000. ($0.0010 per share)

During 2004, the Company issued 33,873,733 shares of common stock in order to settle debt amounting to $21,316. ($0.0006 per share)

	(C)	Common Stock Issued for Cash

During 2002, the company issued 445,900 shares of common stock for $44,590 in conjunction with a private placement offer less a finance fee of $9,590 for a net cash value of $35,000. ($0.0785 per share)

	(D)	In-kind Contribution

During 2007, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its president.

During 2007, the Company recorded additional paid-in capital of $19,184 for the imputed interest on loans.

During 2008, the Company recorded additional paid-in capital of $15,000 for the fair value of services provided to the Company by its president.

During 2008, the Company recorded additional paid-in capital of $6,575 for the imputed interest on loans.

	(E)	Amendment to Articles of Incorporation

During 1999, the Company amended its Articles of Incorporation to change the name of the corporation and provide for an increase in its authorized share capital. The name of the Company was changed from Europa Resources, Inc. to EWRX Internet Systems, Inc. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.001 per share.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2008

5.	Subsequent Events

In April of 2008, the director advanced the company $4,936. The advance has no fixed terms of repayment, is unsecured and bear no interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although, the Company will be in need of financing to carry out its plan of operation, it intends to raise the capital needed to accomplish its business plan from interested parties, management and existing shareholders. While raising capital is always subject to many uncertainties, we believe that with the demand anticipated for our product, financing will be available to meet our requirements. It is not anticipated that we will have to invest any further significant funds, or support any substantial funding on research or development for Instant Recall. The Company operations do not require manufacturing of any kind and therefore we do not anticipate any need to purchase equipment of any significance.

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

Liquidity and Capital Resources

Our primary source of liquidity as of March 31, 2008 is our cash on hand. Our cash on hand as of March 31, 2008 was $5,375. Our current assets totaled $6,611 on March 31, 2008. Our current liabilities were $261,967 on March 31, 2008.

We will continue to evaluate alternative sources of capital to meet our requirements, including other asset or debt financing, issuing equity securities and entering into financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompany financial statements, we are in the development stage with limited operations, and have a working capital and stockholder’s deficiency of $255,356 as of March 31, 2008, and negative cash flow from operations of $158,982 from inception.

This raises substantial doubt about our ability to continue as a going concern. We are going to rely on loans from our officers and directors to meet the short term cash requirements. The ability of the Company to continue as a going concern is dependent on loans from their officer’s and/or directors, and the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS 157 will have on their financial position and results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company is currently evaluating the effect SFAS 159 will have on their financial position and result of operations.

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

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 was issued in response to constituents’ concerns regarding the adequacy of existing disclosures of derivative instruments and hedging activities. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. The Company is currently evaluating the disclosure implications of this statement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEMS 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Foreign Currency Exchange Rate Risk

The Company procures products from domestic sources with operations located overseas. As such, its financial results could be indirectly affected by the weakening of the dollar. If that were to occur, and if it were material enough in movement, the financial results of the Company could be affected, but not immediately because the Company has entered into contracts with these vendors which establish product pricing levels for up to one year. Management believes these contracts provide a sufficient amount of time to mitigate the risk of changes in exchange rates.

ITEM 4T. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)        Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWRX INTERNET SYSTEMS, INC.

	By:	/s/ Jessica Q. Wang
Jessica Q. Wang
Date: May 15, 2008		Chief Executive Officer and Principal
Accounting Officer