Form 10-Q
period 2008-06-30
EWRX INTERNET SYSTEMS INC
filed 2008-08-14
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________.

EWRX INTERNET SYSTEMS, INC.
(Exact name of registrant as specified in Charter

NEVADA	000-27195	98-0117139
(State or other jurisdiction of	(Commission File No.)	(IRS Employee Identification No.)
incorporation or organization)

4950 Yonge St. Suite 910, Toronto, Ontario,
Canada, M2N 6K1
(Address of Principal Executive Offices)

(416) 298-9606
(Issuer Telephone number)

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ x ] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of June 30, 2008 was: 100,000,000

EWRX INTERNET SYSTEMS, INC.
FORM 10-Q

June 30, 2008

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2008

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

CONTENTS

Page

CONDENSED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007	F-1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2008 (UNAUDITED)	F-2

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE)THROUGH TO JUNE 30, 2008 (UNAUDITED)	F-3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2008 (UNAUDITED)	F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS	F-5 - F-9

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Balance Sheets

	June 30	December 31
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash	$6,724	$3,268
Prepaid expenses	-	2,710
Total Current Assets	6,724	5,978
Total Assets	$6,724	$5,978

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$99,158	$99,158
Accrued liabilities	16,945	18,079
Note payable - related party	7,657	13,048
Advances from director	144,667	122,147
Total Current Liabilities	268,427	252,432

Stockholders' Deficiency
Preferred stock, $0.01 par value, 500,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares
authorized, shares issued and outstanding	100,000	100,000
Additional paid - in capital	7,320,506	7,278,900
Accumulative deficit	(8,496,144)	(8,496,144)
Earnings accumulated during the development stage	813,935	870,790
Total Stockholders' Deficiency	(261,703)	(246,454)
Total Liabilities and Stockholders' Deficiency	$6,724	$5,978

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Operations

"UNAUDITED"

					For the Period
					from
					January 1, 2002
					(Re-entering the
					Development
	For the Three Months Ended		For the Six Months Ended		Stage)
	June 30		June 30		to June 30
	2008	2007	2008	2007	2008

Operating Expenses

Entertainment	$78	$-	$576	$-	$825
In kind contribution
services	15,000	-	30,000	-	102,000
Management fees	-	-	-	-	15,000
Professional fees	4,300	1,118	12,200	1,118	173,425
Foreign exchange
gain (loss)	48	1,248	(521)	1,245	7,361
Office and general	1,716	490	2,640	953	31,536
Telephone	149	-	298	-	668
Travel	30	-	30	-	30
Salary and Wages	-	-	-	-	28,000
Total Operating
Expenses	21,321	2,856	45,223	3,316	358,845

Net Loss from
operations	(21,321)	(2,856)	(45,223)	(3,316)	(358,845)

Other (Expenses) Income

Interest expense	(5,057)	-	(11,632)	-	(66,776)
Forgiveness of debt	-	-	-	-	1,239,556
Total Other (Expenses)
Income	(5,057)	-	(11,632)	-	1,172,780

Net (loss) income	$(26,378)	$(2,856)	$(56,855)	$(3,316)	$813,935

Net (loss) income per
Share - Basic and
Diluted	$-	$-	$-	$-

Weighted average number of shares outstanding
during the period - Basic and
Diluted	100,000,000	100,000,000	100,000,000	100,000,000

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)
Statements of Stockholders' Deficiency
Years Ended June 30, 2008 and 2006, and the
Period from Re-entering the Development Stage
(January 1, 2002) Through to June 30, 2008

"UNAUDITED"					Earnings
					Accumulated
			Additional		During the	Total
	Number of	Capital	Paid-in	Accumulated	Development	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$6,967,848	$(8,496,144)	$-	$(1,507,592)
Stock issued on
settlement of debt	1,276,227	1,276	197,872	-	-	199,148
Stock issued on						-
Flashback purchase	3,700,000	3,700	-	-	-	3,700
Stock issued on						-
private placement	445,900	446	44,144	-	-	44,590
Finance fee	-	-	(9,590)	-	-	(9,590)
Net loss	-	-	-	-	(71,799)	(71,799)
Balance, December 31, 2002	26,126,267	26,126	7,200,274	(8,496,144)	(71,799)	(1,341,543)
Stock issued on						-
settlement of debt	40,000,000	40,000	-	-	-	40,000
Net loss	-	-	-	-	(19,342)	(19,342)
Balance, December 31, 2003	66,126,267	66,126	7,200,274	(8,496,144)	(91,141)	(1,320,885)
Stock issued on						-
settlement of debt	33,873,733	33,874	(12,558)	-	-	21,316
Net income	-	-	-	-	1,030,812	1,030,812
Balance, December 31, 2004	100,000,000	100,000	7,187,716	(8,496,144)	939,671	(268,757)
Net loss	-	-	-	-	(19,163)	(19,163)
Balance, December 31, 2005	100,000,000	100,000	7,187,716	(8,496,144)	920,508	(287,920)
Net income	-	-	-	-	62,506	62,506
Balance, December 31, 2006	100,000,000	100,000	7,187,716	(8,496,144)	983,014	(225,414)
In kind contribution	-	-	91,184	-	-	91,184
Net loss	-	-	-	-	(112,224)	(112,224)
Balance, December 31, 2007	100,000,000	$100,000	$7,278,900	$(8,496,144)	$870,790	$(246,454)
In kind contribution - interest	-	-	6,575	-	-	6,575
In kind contribution - services	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	(30,477)	(30,477)
Balance, March 31, 2008	100,000,000	100,000	7,300,475	(8,496,144)	840,313	(255,356)
In kind contribution - interest	-	-	5,031	-	-	5,031
In kind contribution - services	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	(26,378)	(26,378)
Balance, June 30, 2008	100,000,000	$100,000	$7,320,506	$(8,496,144)	$813,935	$(261,703)

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Cash Flows

"UNAUDITED"

			Period from
			January 1, 2002,
			(Re-entering the
			Development
	For the Six Months Ended		Stage)
	June 30		to June 30

	2008	2007	2008

Cash Flows from Operating Activities
Net (loss) income	$(56,855)	$(3,316)	$813,935
Adjustments to reconcile net income/loss to net
cash used in operations
-In kind contribution - services	30,000	-	102,000
-Imputed interest on loans	11,606	-	30,790
-Expenses recovered	-	-	(1,142,152)
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable and
accruals	-	-	9,519
Increase/(Decrease) in accrued liabilities	(1,134)	-	16,945
Increase/(Decrease) in prepaid expenses	2,710	-	-
Net Cash (Used in) Operating Activities	(13,673)	(3,316)	(168,963)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	66,462
Repayment of loans from related parties	(5,391)	(55,048)	(58,805)
Advances from directors	22,520	58,697	129,330
Net Cash Provided by Financing Activities	17,129	3,649	175,687

Net increase in cash	3,456	333	6,724

Cash, beginning of period/year	3,268	270	-

Cash, end of period/year	$6,724	$603	$6,724

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$3,912	$36,476

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2008

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

	(D)	Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the six months ended June 30, 2008

	(E)	Fair Value of Financial Instruments

The carrying amounts of the company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2008

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No.128, "Earnings per Share." As of June 30, 2008 and 2007, respectively, there were no common share equivalents outstanding.

	(G)	Income Taxes

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

	(H)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

	(I)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No.160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51." This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No.160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No.161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2008

1.	Summary of Significant Accounting Policies and Organization (continued)

(I)

Recent Accounting Pronouncements (continued) disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No.162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No.162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of PCAOB Auditing Standard No.6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

In May 2008, the FASB issued SFAS No.163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No.60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No.60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2008

1.	Summary of Significant Accounting Policies and Organization (continued)

	(J)	Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

2.	Going Concern

As reflected in the accompanying audited financial statements, the Company is in the development stage with no operations, a net loss of $56,855 for the six months ended June 30, 2008, a stockholder's deficiency and a working capital deficiency of $261,703, and cash used in operations from re-entering the development stage of $168,963. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Related Party Transactions

Advances from director represent an advance granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During the first six months of 2008, Ms.Wang has advanced the company $22,520 for purposes of paying operating expenses on behalf of the Company. As of June 30, 2008, the Company has loans from Ms. Wang with an outstanding balance of $144,667.

As of June 30, 2008, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $7,657. These loans have no fixed terms or repayment, are unsecured, and bear no interest.

4.	Stockholders' Deficiency

Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of June 30, 2008, the Company has not made any sales of the software that would result in the payment of a royalty fee.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2008

4.	Stockholders' Deficiency (continued)

	(B)	Common Stock Issued for Debt
During 2002, the Company issued 1,276,227 shares of common stock in order to settle debt amounting to $199,148. ($0.1560 per share)
During 2003, the Company issued 40,000,000 shares of common stock in order to settle debt amounting to $40,000. ($0.0010 per share)
During 2004, the Company issued 33,873,733 shares of common stock in order to settle debt amounting to $21,316. ($0.0006 per share)

	(C)	Common Stock Issued for Cash

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
During 2008, the Company recorded additional paid-in capital of $30,000 for the fair value of services provided to the Company by its president.
During 2008, the Company recorded additional paid-in capital of $11,606 for the imputed interest on loans.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Our need for any change in staffing is not anticipated for the immediate future. We will however require some paid and full time staff as the marketing and sales efforts begin to take shape. It is expected that clerical and office personnel will be required after the third quarter of 2008. We will, as required, employ a senior sales person to respond to clients requirements for service. Other sales and marketing personnel will be acquired as the sales dictate.

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

The Company has over the last several months, successfully established relationships as anticipated above) with Chinese Business leaders in major corporations. These contacts have product and technology of interest to EWRX. In addition, they may also have the financial ability to assist EWRX in its requirements. It is anticipated that we will be in a position to determine the extent to which these developments will affect EWRX by the early part of 2009.

We are looking forward to these discussions and the business relationships that they represent, both from a financial as well as a technological standpoint.

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

Liquidity and Capital Resources

Our primary source of liquidity as of June 30, 2008 is our cash on hand. Our cash on hand as of June 30, 2008 was $6,724. Our current assets totaled $6,724 on June 30, 2008. Our current liabilities were $268,427 on June 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4T. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWRX INTERNET SYSTEMS, INC.

	By:	/s/ Jessica Q. Wang
Jessica Q. Wang
Date: August 14, 2008		Chief Executive Officer and Principal
Accounting Officer