Form 10-Q
period 2008-09-30
EWRX INTERNET SYSTEMS INC
filed 2008-11-07
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________.

EWRX INTERNET SYSTEMS, INC.
(Exact name of registrant as specified in Charter

NEVADA	000-27195	98-0117139
(State or other jurisdiction of	(Commission File No.)	(IRS Employee Identification No.)
incorporation or organization)

4950 Yonge St. Suite 910, Toronto, Ontario,
Canada, M2N 6K1
(Address of Principal Executive Offices)

(416) 298-9606
(Issuer Telephone number)

_____________________________________
(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the preceding 12 months (or for such shorter period that the issuer was required to file such
reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange
Act. Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of
November 5, 2008 was: 100,000,000.

EWRX INTERNET SYSTEMS, INC.
FORM 10-Q

September 30, 2008

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

 (please insert)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

F-i

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

CONTENTS

Page

CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007	1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2008 (UNAUDITED)	2

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE)THROUGH TO SEPTEMBER 30, 2008 (UNAUDITED)	3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2008 (UNAUDITED)	4

NOTES TO CONDENSED FINANCIAL STATEMENTS	5 - 9

F-ii

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Balance Sheets

	September 30	December 31
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash	$2,879	$3,268
Prepaid expenses	3,433	2,710
Total Current Assets	6,312	5,978
Total Assets	$6,312	$5,978

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$100,023	$99,158
Accrued liabilities	18,542	18,079
Note payable - related party	7,516	13,048
Advances from director	148,569	122,147
Total Current Liabilities	274,650	252,432

Commitments and Contingencies	-	-
Stockholders' Deficiency
Preferred stock, $0.01 par value, 500,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares
authorized, shares issued and outstanding	100,000	100,000
Additional paid - in capital	7,341,558	7,278,900
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive gain	667	-
Earnings accumulated during the development stage	785,581	870,790
Total Stockholders' Deficiency	(268,338)	(246,454)
Total Liabilities and Stockholders' Deficiency	$6,312	$5,978

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Operations

"UNAUDITED"

					For the Period
					from
					January 1, 2002
					(Re-entering the
					Development
	For the Three Months Ended		For the Nine Months Ended		Stage)
	September 30		September 30		to September 30
	2008	2007	2008	2007	2008

Operating Expenses

Entertainment	$139	$-	$715	$-	$$964
In kind contribution
services	15,000	-	45,000	-	117,000
Management fees	-	-	-	-	15,000
Professional fees	5,584	-	17,784	1,118	179,009
Foreign exchange
(gain) loss	572	279	51	1,524	7,933
Office and general	943	755	3,583	1,708	32,332
Telephone	64	-	362	-	809
Travel	-	-	30	-	30
Salary and Wages	-	-	-	-	28,000
Total Operating
Expenses	22,302	1,034	67,525	4,350	381,077

Net Loss from
operations	(22,302)	(1,034)	(67,525)	(4,350)	(381,077)

Other (Expenses) Income

Interest expense	(6,052)	-	(17,684)	-	(72,898)
Forgiveness of debt	-	-	-	-	1,239,556
Total Other (Expenses)
Income	(6,052)	-	(17,684)	-	1,166,658

Net (loss) income	$(28,354)	$(1,034)	$(85,209)	$(4,350)	$785,581

Net (loss) income per
Share - Basic and
Diluted	$-	$-	$-	$-

Weighted average number of shares outstanding
during the period - Basic and
Diluted	100,000,000	100,000,000	100,000,000	100,000,000

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC.
(A Development Stage Company)

Condensed Statements of Stockholders' Deficiency
for the period January 1, 2002 Re-entering the Development
Stage Through to September 30, 2008

"UNAUDITED"

						Earnings
						Accumulated
			Additional			During the	Total
	Number of	Capital	Paid-in	Other	Accumulated	Development	Stockholders'
	Shares	Stock	Capital	Income	Deficit	Stage	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$6,967,848	$0 $	(8,496,144)	$-	$(1,507,592)
Stock issued on
settlement of debt	1,276,227	1,276	197,872	-	-	-	199,148
Stock issued on							-
Flashback purchase	3,700,000	3,700	-	-	-	-	3,700
Stock issued on							-
private placement	445,900	446	44,144	-	-	-	44,590
Finance fee	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	(71,799)
Balance, December 31, 2002	26,126,267	26,126	7,200,274	-	(8,496,144)	(71,799)	(1,341,543)
Stock issued on							-
settlement of debt	40,000,000	40,000	-	-	-	-	40,000
Net loss	-	-	-	-	-	(19,342)	(19,342)
Balance, December 31, 2003	66,126,267	66,126	7,200,274	-	(8,496,144)	(91,141)	(1,320,885)
Stock issued on							-
settlement of debt	33,873,733	33,874	(12,558)	-	-	-	21,316
Net income	-	-	-	-	-	1,030,812	1,030,812
Balance, December 31, 2004	100,000,000	100,000	7,187,716	-	(8,496,144)	939,671	(268,757)
Net loss	-	-	-	-	-	(19,163)	(19,163)
Balance, December 31, 2005	100,000,000	100,000	7,187,716	-	(8,496,144)	920,508	(287,920)
Net income	-	-	-	-	-	62,506	62,506
Balance, December 31, 2006	100,000,000	100,000	7,187,716	-	(8,496,144)	983,014	(225,414)
In kind contribution - interest	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	(112,224)
Balance, December 31, 2007	100,000,000	100,000	7,278,900	-	(8,496,144)	870,790	(246,454)
In kind contribution - interest	-	-	6,575	-	-	-	6,575
In kind contribution - services			15,000				15,000
Net loss	-	-	-	-	-	(30,477)	(30,477)

Balance, March 31, 2008	100,000,000	100,000	7,300,475	-	(8,496,144)	840,313	(255,356)
In kind contribution - interest	-	-	5,031	-	-	-	5,031
In kind contribution - services			15,000				15,000
Net loss	-	-	-	-	-	(26,378)	(26,378)

Balance, June 30, 2008	100,000,000	100,000	7,320,506	-	(8,496,144)	813,935	(261,703)
Foreign currency translation adjustment				667			667
Net loss						(28,354)	(28,354)
Net comprehensive loss							(27,687)

In kind contribution - interest	-	-	6,052	-	-	-	6,052
In kind contribution - services	-	-	15,000	-	-	-	15,000
Balance,September 30, 2008	100,000,000	$100,000	$7,341,558	$667	(8,496,144)	$785,581	$(268,338)

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Cash Flows

"UNAUDITED"

			Period from
			January 1, 2002,
			(Re-entering the
			Development
	For the Nine Months Ended		Stage)
	September 30		to September 30

	2008	2007	2008

Cash Flows from Operating Activities
Net (loss) income	$(85,209)	$(4,350)	$785,581
Adjustments to reconcile net income/loss to net
cash used in operations
-In kind contribution - services	45,000	-	117,000
-Imputed interest on loans	17,658	-	36,842
-Expenses recovered	-	-	(1,142,152)
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	865	-	10,384
Increase/(Decrease) in accrued liabilities	463	(5,698)	18,542
Increase/(Decrease) in prepaid expenses	(723)	-	(3,433)
Net Cash (Used in) Operating Activities	(21,946)	(10,048)	(177,236)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	66,462
Repayment of loans from directors	(288)	-	(288)
Repayment of loans from related parties	(4,865)	(54,729)	(58,279)
Advances from directors	26,710	64,599	133,520
Net Cash Provided by Financing Activities	21,557	9,870	180,115

Net (decrease) increase in cash	(389)	(178)	2,879

Cash, beginning of period/year	3,268	270	-

Cash, end of period/year	$2,879	$92	$2,879

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$36,476

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2008

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the six months ended September 30, 2008.

	(E)	Fair Value of Financial Instruments

The carrying amounts of the company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2008

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No.128, "Earnings per Share." As of September 30, 2008 and 2007, respectively, there were no common share equivalents outstanding.

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
September 30, 2008

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
September 30, 2008

1.	Summary of Significant Accounting Policies and Organization (continued)

	(J)	Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

2.	Going Concern

As reflected in the accompanying audited financial statements, the Company is in the development stage with no operations, a net loss of $85,209 for the nine months ended September 30, 2008, a stockholder's deficiency and a working capital deficiency of $268,338, and cash used in operations from re-entering the development stage of $177,236. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

Advances from director represent an advance granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During the first nine months of 2008, Ms.Wang has advanced the company $26,710 for purposes of paying operating expenses on behalf of the Company. In the third quarter of 2008, the company repaid $288 to Ms. Wang. As of September 30, 2008, the Company has loans from Ms. Wang with an outstanding balance of $148,569.

As of September 30, 2008, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $7,516. These loans have no fixed terms or repayment, are unsecured, and bear no interest.

4.	Stockholders' Deficiency

Stockholders' Deficiency

(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of September 30, 2008, the Company has not made any sales of the software that would result in the payment of a royalty fee.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2008

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

During 2008, the Company recorded additional paid-in capital of $45,000 for the fair value of services provided to the Company by its president.

During 2008, the Company recorded additional paid-in capital of $17,658 for the imputed interest on loans.

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

Our need for any change in staffing is not anticipated for the immediate future. We will however require some paid and full time staff as the marketing and sales efforts begin to take shape. It is expected that clerical and office personnel will be required after the first quarter of 2009. We will, as required, employ a senior sales person to respond to clients requirements for service. Other sales and marketing personnel will be acquired as the sales dictate.

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

Liquidity and Capital Resources

Our primary source of liquidity as of September 30, 2008 is our cash on hand. Our cash on hand as of September 30, 2008 was $2,879. Our current assets totaled $6,312 on September 30, 2008. Our current liabilities were $274,650 on September 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4T. Controls and Procedures

a)   Evaluation of Disclosure Controls. Jessica Q. Wang, our Chief Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, Ms. Wang concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

EWRX INTERNET SYSTEMS, INC.

	By:	/s/ Jessica Q. Wang
Jessica Q. Wang
Date: November 6, 2008		Chief Executive Officer and Principal
Accounting Officer