Form 10-K
period 2008-12-31
EWRX INTERNET SYSTEMS INC
filed 2009-03-31
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-130937

EWRX INTERNET SYSTEMS, INC.
(Name of small business issuer in its charter)

NEVADA	98-0117139
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4950 Yonge St. Suite 910, Toronto,	M2N 6K1
Ontario, Canada
(Address of principal executive offices)	(Zip Code)

(416) 298-9606
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, 100,000,000, par value $0.001
Preferred Stock, 500,000, par value $0.01
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]   No [X]

As of March 27, 2009, the registrant had 100,000,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

a) Business Development

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

EWRX now wishes to re-list its Company and has commissioned an audit of the Company’s books and records. This audit is effective through December 31, 2008. EWRX is in compliance with the requirements of registration in the State of Nevada. The Corporate Number (EWRX) in Nevada is; C13672-97, EWRX has arranged for local representation through an approved agent by the name of; “Corporate Trust Company of Nevada”, 6100 Neil Road (STE500), Reno, NV 89511.

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

             8). Need for any governmental approval of principal products or services

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

             We do not need government approval for our principal products or services.

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

ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2. PROPERTIES

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

Once EWRX has sufficient cash flow to justify hiring full or part time staff, it will seek a permanent office location to conduct its business activities

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

During the year ended December 31, 2008, there was no trading market for our Common Stock.

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

Holders

As of December 31, 2008, 100,000,000 shares of common stock are issued and outstanding. There are approximately 134 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information as of March 27, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

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

ITEM 6. SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Liquidity and Capital Resources

Our primary source of liquidity as of December 31, 2008 is our cash on hand. Our cash on hand as of December 31, 2008 was $2,700. Our current assets totaled $2,700 on December 31, 2008. Our current liabilities were $284,575 on December 31, 2008.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2008. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

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

ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

BALANCE SHEETS AS OF DECEMBER 31, 2008 AND AS OF
DECEMBER 31, 2007	2

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM
JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE)
TO DECEMBER 31, 2008	3

STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE
DEVELOPMENT STAGE)THROUGH TO DECEMBER 31, 2008
4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD
FROM JANUARY 1, 2002 (RE-ENTERING THE
DEVELOPMENT STAGE) TO DECEMBER 31, 2008	5

NOTES TO FINANCIAL STATEMENTS	6 - 11

Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of EWRX Internet Systems, Inc. (the "Company") (a Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and for the period from January 1, 2002 (re-entering the development stage) through to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly in all material respects, the financial position of EWRX Internet Systems, Inc. (A Development Stage Company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2002 (re-entering the development stage) through to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no operations, a net loss of $131,538 for the year ended December 31, 2008, a stockholder's deficiency and a working capital deficiency of $281,875, and cash used in operations from re-entering the development stage of $184,166, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Webb & Company, P.A.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 19, 2009

1501 Corporate Drive, Suite 150 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Balance Sheets
December 31, 2008 and 2007

	2008	2007

ASSETS

Current Assets
Cash	$2,700	$3,268
Prepaid expenses and other current assets	-	2,710
Total Current Assets	2,700	5,978
Total Assets	$2,700	$5,978

LIABILITIES STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accruals	$98,954	$99,158
Accrued liabilities	20,318	18,079
Loans from related parties	8,170	13,048
Advances from director	157,133	122,147
Total Current Liabilities	284,575	252,432

Commitments and Contingencies
Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares
authorized, shares issued and outstanding	100,000	100,000
Additional paid - in capital	7,375,017	7,278,900
Accumulative deficit	(8,496,144)	(8,496,144)
Earnings accumulated during the development stage	739,252	870,790
Total Stockholders' Deficiency	(281,875)	(246,454)
Total Liabilities and Stockholders' Deficiency	$2,700	$5,978

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Statements of Operations
Years Ended December 31, 2008 and 2007, and the
Period from Re-entering the Development Stage
(January 1, 2002) Through to December 31, 2008

				For the Period
				from
				January 1, 2002
				(Re-entering the
				Development
	For the Years			Stage)
	Ended December 31			to December 31
	2008	2007		2008
Operating Expenses

Entertainment	$1,600	$-		$1,849
In kind contribution -
services	72,000	72,000		144,000
Management fees	-	-		15,000
Office and General	4,254	5,112		33,003
Professional fees	27,415	13,014		188,640
Salary and Wages	-	-		28,000
Telephone	455	-		902
Travel	1,540	-		1,540
Total Operating
Expenses	107,264	90,126		412,934

Net Loss from
operations	(107,264)	(90,126)		(412,934)

Other (Expenses) Income
Foreign Exchange (loss)/gain	(75)	(2,914)		(7,957)
Interest expense	(24,199)	(19,184)		(79,413)
Forgiveness of debt	-	-		1,239,556

Total Other (Expenses)
Income	(24,274)	(22,098)		1,152,186

Net (loss) income	$(131,538)	$(112,224	) $	739,252

Net (loss) income per
Share - Basic and
Diluted	$-	$-

Weighted Average Number of Common Stock
during the period - Basic and
Diluted	100,000,000	100,000,000

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS INC.
(A Development Stage Company)

Statement of Stockholders' Deficiency
for the period January 1, 2002 Re-entering the Development
Stage Through to December 31, 2008

					Earnings
					Accumulated
			Additional		During the	Total
	Number of	Capital	Paid-in	Accumulated	Development	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$6,967,848	$(8,496,144)	$-	$(1,507,592)
Stock issued on
settlement of debt	1,276,227	1,276	197,872	-	-	199,148
Stock issued on						-
Flashback purchase	3,700,000	3,700	-	-	-	3,700
Stock issued on						-
private placement	445,900	446	44,144	-	-	44,590
Finance fee	-	-	(9,590	-	-	(9,590)
Net loss	-	-	-	-	(71,799)	(71,799)
Balance, December 31, 2002	26,126,267	26,126	7,200,274	(8,496,144)	(71,799)	(1,341,543)
Stock issued on						-
settlement of debt	40,000,000	40,000	-	-	-	40,000
Net loss	-	-	-	-	(19,342)	(19,342)
Balance, December 31, 2003	66,126,267	66,126	7,200,274	(8,496,144)	(91,141)	(1,320,885)
Stock issued on						-
settlement of debt	33,873,733	33,874	(12,558	-	-	21,316
Net income	-	-	-	-	1,030,812	1,030,812
Balance, December 31, 2004	100,000,000	100,000	7,187,716	(8,496,144)	939,671	(268,757)
Net loss	-	-	-	-	(19,163)	(19,163)
Balance, December 31, 2005	100,000,000	100,000	7,187,716	(8,496,144)	920,508	(287,920)
Net income	-	-	-	-	62,506	62,506
Balance, December 31, 2006	100,000,000	100,000	7,187,716	(8,496,144)	983,014	(225,414)
In kind contribution - interest	-	-	19,184	-	-	19,184
In kind contribution - services	-	-	72,000	-	-	72,000
Net loss	-	-	-	-	(112,224)	(112,224)
Balance, December 31, 2007	100,000,000	100,000	7,278,900	(8,496,144)	870,790	(246,454)

Net loss					(131,538)	(131,538)

In kind contribution - interest	-	-	24,117	-	-	24,117
In kind contribution - services	-	-	72,000	-	-	72,000
Balance,December 31, 2008	100,000,000	$100,000	$7,375,017	$(8,496,144)	$739,252	$(281,875)

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Statements of Cash Flows
Years Ended December 31, 2008 and 2007

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Years		Stage)
	Ended December 31		to December 31
	2008	2007	2008

Cash Flows from Operating Activities
Net Income (Loss)	$(131,538)	$(112,224)	$739,252
Adjustments to reconcile net income/(loss)
to net cash used in operations
- Non-cash item - expenses recovered	-	-	(1,142,152)
-In kind contribution services	72,000	72,000	144,000
-Imputed interest on loans	24,117	19,184	43,301
-Accumulated other comprehensive gain	1,800	-	1,800
Changes in operating assets and liabilities
Increase/(Decrease) in prepaid expenses	2,710	(2,710)	-
Increase/(Decrease) in accounts payable	(204)	(5,107)	9,315
Increase/(Decrease) in accrued liabilities	2,239	(8,327)	20,318
Net Cash Used in Operating Activities	(28,876)	(37,184)	(184,166)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	66,462
Repayment of loans from directors	(780)	-	(780)
Repayment of loans from related parties	(6,678)	(53,414)	(60,092)
Advances from director	35,766	93,596	142,576
Net Cash Provided by Financing Activities	28,308	40,182	186,866

Net (decrease) increase in cash	(568)	2,998	2,700

Cash, beginning of period/year	3,268	270	-

Cash, end of period/year	$2,700	$3,268	$2,700

Supplemental Information:

Cash paid for interest	$-	$3,912	$36,476
Cash paid for taxes	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2008 and 2007

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectablility is assured. The company had no revenue for the years ended December 31, 2008 and 2007.

	(E)	Fair Value of Financial Instruments

The carrying amounts of the company's financial instruments including accounts payable, accrued expenses and note payable - related party approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2008 and 2007

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No.128, "Earnings per Share." As of December 31, 2008 and 2007, respectively, there were no common share equivalents outstanding.

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
As of December 31, 2008 and 2007

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
As of December 31, 2008 and 2007

1.	Summary of Significant Accounting Policies and Organization (continued)

	(J)	Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

2.	Going Concern

As reflected in the accompanying audited financial statements, the Company is in the development stage with no operations, a net loss of $131,538 for the year ended December 31, 2008, a stockholder's deficiency and a working capital deficiency of $281,875, and cash used in operations from re-entering the development stage of $184,166. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Related Party Transactions

Advances from director represent an advance granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses on behalf of the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During the year 2008, Ms.Wang has advanced the company $35,766 for purposes of paying operating expenses on behalf of the Company. In the year 2008, the company repaid $780 to Ms. Wang. During 2008 and 2007, the company imputed interest on the advance from director of $22,939 and $12,558, respectively. As of December 31, 2008, the Company has loans from Ms. Wang with an outstanding balance of $157,133.

As of December 31, 2008, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,170. These loans have no fixed terms or repayment, are unsecured, and bear no interest. During the year 2008 and 2007, the company imputed interest on the note payable - related party of $1,178 and $1,220, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
As of December 31, 2008 and 2007

4.	Stockholders' Deficiency

Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of December 31, 2008, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

During 2008, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its president.

During 2008, the Company recorded additional paid-in capital of $24,117 for the imputed interest on loans.

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

Notes to Financial Statements
As of December 31, 2008 and 2007

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

Under SFAS No.109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The provision for income taxes has been computed as follows:

	2008	2007

Expected income tax recovery (expense) at the statutory rate of 34%	$44,723	$38,156
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(32,952)	(42)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	-	-
Utilization of non-capital tax losses to offset current taxable income	-	-
Change in valuation allowance	(11,771)	(38,114)

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2008	2007

Deferred income tax asset:
Net operating loss carryforwards	$2,374,829	$2,363,058
Valuation allowance	(2,374,829)	(2,363,058)
Deferred income taxes	$-	$-

The Company has tax losses available to be applied against future taxable income through 2028 and 2027, respectively. The net change in the valuation allowance for the period ended December 31, 2008 and 2007 was an increase of $11,771 and $38,114 respectively. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred income tax asset.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not presently intend to change accountant. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Our accountant is Webb & Company, P.A., independent certified public accountants No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following chart lists all of the Directors of the Company and their respective ages, position and term of service.

Name	Age	Position	Term
Jessica Q. Wang	45	Director	Nov 2001 – Present
Elwin Cathcart	82	Director	Aug 2007 – Present
Liming Wang	47	Director	Feb 2003 - Present

The following chart lists all of the Officers of the Company and their respective ages, position and term of service.

Name	Age	Position	Term
Jessica Q. Wang	45	President and CEO	Nov 2001 – Present
Elwin Cathcart	82	Secretary	Nov 2001 – Present
Liming Wang	47	Treasurer	Feb 2003 – Present

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

Board of Directors

Our sole director holds office until the annual meeting of stockholders of the Company following the election or until her successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

							Non-Qualified
						Non-Equity	Deferred	All Other
Name and				Stock	Option	Incentive Plan	Compensation	Compensation	Totals
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Jessica Wang,	2008	$ 0	0	0	0	0	0	0	$ 0
President and
CEO	2007	$ 0	0	0	0	0	0	0	$ 0
Elwin	2008	$ 0	0	0	0	0	0	0	$ 0
Cathcart,
Secretary	2007	$ 0	0	0	0	0	0	0	$ 0
Liming	2008	$ 0	0	0	0	0	0	0	$ 0
Wang,
Treasurer	2007	$ 0	0	0	0	0	0	0	$ 0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 27, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 27, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements with our officers or directors currently.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our capital stock, as of March 27, 2009, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Name and Address of	Amount of	Percentage
Beneficial Owner	Beneficial Ownership	of Class
Navitex Canada Inc*.	73,873,733	73.873733%
Jessica Q.Wang	2,050,000	2.05%
Elwin Cathcart	1,650,000	1.65%
Liming Wang	0	0

All Executive Officers	3,700,000	3.7%
and Directors as a Group (3 people)

*Navitex Canada Inc. is beneficially owned by Mrs. Jessica Q. Wang, an Officer and Director of EWRX Internet Systems Inc. There are no agreements in place or contemplated that would cause Navitex to engage in any activity that would affect the conduct of the day to day business of, or change control, of EWRX.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Ms. Jessica Q. Wang, one of our directors, pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During 2008, Ms. Wang has advanced the company $35,766 for purposes of paying operating expenses on behalf of the Company. In the year 2008, the company repaid $780 to Ms. Wang. During 2008 and 2007, the company imputed interedt on the advance from director of $22,939 and $12,558, respectively. As of December 31, 2008, the Company has loans from Ms. Wang with an outstanding balance of $157,133.

As of December 31, 2008, the Company has loans from Navitex Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,170. These loans have no fixed terms or repayment, are unsecured, and bear no interest. During the year 2008 and 2007, the company imputed interest on the note payable-related party of $1,178 and $1,220, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There were no material transactions between us and our promoters or founders. .

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and December 31, 2007, we were billed approximately $12,979 and $11,788 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2008 and December 31, 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and December 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and December 31, 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1.	Financial Statements

2.	Financial Statement Schedules

3.	Exhibits

Exhibit No.	Title of Document

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWRX Internet Systems, Inc.

By:	/s/ Jessica Q. Wang
Chief Executive Officer and Principal
Accounting Officer

Dated:	March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jessica Q. Wang	Chief Executive Officer and Principal	March 30, 2009
Jessica Q. Wang	Accounting Officer