Form 10-Q
period 2009-03-31
EWRX INTERNET SYSTEMS INC
filed 2009-05-20
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______.

EWRX INTERNET SYSTEMS, INC.
(Exact name of registrant as specified in the Charter)

NEVADA	000-27195	98-0117139
(State or other jurisdiction of	(Commission File No.)	(IRS Employee Identification No.)
incorporation or organization)

4950 Yonge St. Suite 910, Toronto
Ontario, Canada M2N 6K1
(Address of Principal Executive Offices)

(416) 298-9606
(Issuer Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

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
Yes [   ]    No [X]

The number of shares outstanding of the Registrant’s common stock as of May 20, 2009 was 100,000,000 shares of common stock.

EWRX INTERNET SYSTEMS, INC.

FORM 10-Q

March 31, 2009

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2009

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

CONTENTS

CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008 (AUDITED)	1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2009 (UNAUDITED)	2

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE)THROUGH TO MARCH 31, 2009 (UNAUDITED)	3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2009 (UNAUDITED)	4

NOTES TO CONDENSED FINANCIAL STATEMENTS	5 - 9

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Balance Sheets

	March 31	December 31
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$399	$2,700
Prepaid expenses	80	-
Total Current Assets	479	2,700
Total Assets	$479	$2,700

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$98,954	$98,954
Accrued liabilities	23,627	20,318
Note payable - related party	8,363	8,170
Advances from director	159,566	157,133
Total Current Liabilities	290,510	284,575

Commitments and Contingencies
Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares
authorized, shares issued and outstanding	100,000	100,000
Additional paid - in capital	7,399,779	7,375,017
Accumulative deficit	(8,496,144)	(8,496,144)
Earnings accumulated during the development stage	706,334	739,252
Total Stockholders' Deficiency	(290,031)	(281,875)
Total Liabilities and Stockholders' Deficiency	$479	$2,700

(The accompanying notes are an integral part of these condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Operations
(UNAUDITED)

			January 1, 2002
			Development
	For the Three Months Ended		Stage)
	March 31		to March 31
	2009	2008	2009
Entertainment	$-	$498	$1,849
In kind contribution services	18,000	15,000	162,000
Management fees	-	-	15,000
Office and general	485	924	33,488
Professional fees	7,246	7,900	195,886
Telephone	121	149	1,023
Travel	-	-	1,540
Salary and Wages	-	-	28,000
Total Operating Expenses	25,852	24,471	438,786

Net Loss from operations	(25,852)	(24,471)	(438,786)

Other (Expenses) Income

Foreign exchange (loss)/gain	(304)	569	(8,261)
Interest expense	(6,762)	(6,575)	(86,175)
Forgiveness of debt	-	-	1,239,556
Total Other (Expenses) Income	(7,066)	(6,006)	1,145,120

Loss from investment in limited
partnership

Net (loss) income	$(32,918)	$(30,477)	$706,334
Net (loss) income per
Share - Basic and Diluted	$-	$-

Weighted average number of shares outstanding
during the period - Basic and
Diluted	100,000,000	100,000,000

(The accompanying notes are an integral part of these condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)
Statements of Stockholders' Deficiency
Years Ended March 31, 2009 and 2006, and the
Period from Re-entering the Development Stage
(January 1, 2001) Through to March 31, 2009

					Earnings
					Accumulated
			Additional		During the	Total
	Number of	Capital	Paid-in	Accumulated	Development	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$6,967,848 $	(8,496,144)	$-	$-1,507,592
Stock issued on
settlement of debt	1,276,227	1,276	197,872	-	-	199,148
Stock issued on						-
Flashback purchase	3,700,000	3,700	-	-	-	3,700
Stock issued on						-
private placement	445,900	446	44,144	-	-	44,590
Finance fee	-	-	(9,590)	-	-	(9,590)
Net loss	-	-	-	-	(71,799)	(71,799)
Balance, December 31, 2002	26,126,267	26,126	7,200,274	(8,496,144)	(71,799)	(1,341,543)
Stock issued on						-
settlement of debt	40,000,000	40,000	-	-	-	40,000
Net loss	-	-	-	-	(19,342)	(19,342)
Balance, December 31, 2003	66,126,267	66,126	7,200,274	(8,496,144)	(91,141)	(1,320,885)
Stock issued on						-
settlement of debt	33,873,733	33,874	(12,558)	-	-	21,316
Net income	-	-	-	-	1,030,812	1,030,812
Balance, December 31, 2004	100,000,000	100,000	7,187,716	(8,496,144)	939,671	(268,757)
Net loss	-	-	-	-	(19,163)	(19,163)
Balance, December 31, 2005	100,000,000	100,000	7,187,716	(8,496,144)	920,508	(287,920)
Net income	-	-	-	-	62,506	62,506
Balance, December 31, 2006	100,000,000	100,000	7,187,716	(8,496,144)	983,014	(225,414)
In kind contribution - interest	-	-	19,184	-	-	19,184
In kind contribution - services	-	-	72,000	-	-	72,000
Net loss	-	-	-	-	(112,224)	(112,224)
Balance, December 31, 2007	100,000,000	100,000	7,278,900	(8,496,144)	870,790	(246,454)
In kind contribution - interest	-	-	24,117	-	-	24,117
In kind contribution - services	-	-	72,000	-	-	72,000
Net loss	-	-	-	-	(131,538)	(131,538)
Balance, December 31, 2008	100,000,000	100,000	7,375,017	(8,496,144)	739,252	(281,875)
Net loss	-	-	-	-	(32,918)	(32,918)
In kind contribution - interest	-	-	6,762	-	-	6,762
In kind contribution - services	-	-	18,000	-	-	18,000
Balance,March 31, 2009 (Unaudited)	100,000,000	$100,000	$7,399,779	$(8,496,144)	$706,334	$(290,031)

(The accompanying notes are an integral part of these condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Cash Flows
(UNAUDITED)

			January 1, 2002,
			(Re-entering the
			Development
	For the Three Months Ended		Stage)
	March 31		to March 31
	2009	2008	2009

Cash Flows from Operating Activities
Net (loss) income	$(32,918)	$(460)	$706,334
Adjustments to reconcile net income/loss to net
cash used in operations
-In kind contribution - services	18,000	-	162,000
-Imputed interest on loans	6,762	-	50,063
-Expenses recovered	-	-	(1,142,152)
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	-	-	9,315
Increase/(Decrease) in accrued liabilities	3,309	-	23,627
Increase/(Decrease) in prepaid expenses	(80)	-	(80)
Net Cash (Used in) Operating Activities	(4,927)	(460)	(190,893)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	66,462
Repayment of loans from directors	-	-	(780)
Repayment of loans from related parties	193	-	(58,099)
Advances from directors	2,433	572	145,009
Net Cash Provided by Financing Activities	2,626	572	191,292

Net (decrease) increase in cash	(2,301)	112	399
Cash, beginning of period/year	2,700	270	-

Cash, end of period/year	$399	$382	$399

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$36,476

(The accompanying notes are an integral part of these condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2009
(UNAUDITED)

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the three months ended March 31, 2009 and 2008.

	(E)	Fair Value of Financial Instruments

The carrying amounts of the company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2009
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No.128, "Earnings per Share." As of March 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

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
March 31, 2009
(UNAUDITED)

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

In May 2008, the FASB issued SFAS No.163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No.60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No.60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company's financial position.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2009
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

	(J)	Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

2.	Going Concern

As reflected in the accompanying audited financial statements, the Company is in the development stage with no operations, a net loss of $32,918 for the three months ended March 31, 2009, a stockholder's deficiency and a working capital deficiency of $290,031, and cash used in operations from re-entering the development stage of $190,893. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

Advances from director represent an advance granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During the first three months of 2009, Ms.Wang has advanced the company $2,433 for purposes of paying operating expenses on behalf of the Company.

During the three months ended March 31, 2009 and 2008, the company imputed interest in the advance from director of $6,504 and $-, respectively. As at March 31, 2009 the company has loans from Ms. Wang with an outstanding balance of $159,566.

As of March 31, 2009, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,363. These loans have no fixed terms or repayment, are unsecured, and bear no interest.

During the three months ended March 31, 2009 and 2008 the company imputed interest on the note payable-related party of $258 and $-, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowing.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2009
(UNAUDITED)

4.	Stockholders' Deficiency

Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of March 31, 2009, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

During 2009, the Company recorded additional paid-in capital of $18,000 for the fair value of services provided to the Company by its president.

During 2009, the Company recorded additional paid-in capital of $6,762 for the imputed interest on loans.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Our need for any change in staffing is not anticipated for the immediate future. We will however require some paid and full time staff as the marketing and sales efforts begin to take shape. It is expected that clerical and office personnel will be required after the third quarter of 2009. We will, as required, employ a senior sales person to respond to clients requirements for service. Other sales and marketing personnel will be acquired as the sales dictate.

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

The Company has over the last several months, successfully established relationships as anticipated above) with Chinese Business leaders in major corporations. These contacts have product and technology of interest to EWRX. In addition, they may also have the financial ability to assist EWRX in its requirements. It is anticipated that we will be in a position to determine the extent to which these developments will affect EWRX by the later part of 2009.

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

Liquidity and Capital Resources

Our primary source of liquidity as of March 31, 2009 is our cash on hand. Our cash on hand as of March 31, 2009 was $399. Our current assets totaled $479 on March 31, 2009. Our current liabilities were $290,510 on March 31, 2009.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWRX INTERNET SYSTEMS, INC.

Date: May 20, 2009	By:	/s/ Jessica Q. Wang
Jessica Q. Wang
Chief Executive Officer and
Principal Accounting Officer