Form 10-Q
period 2009-06-30
EWRX INTERNET SYSTEMS INC
filed 2009-08-14
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

_____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(416) 298-9606
(Registrants Telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes [   ]    No [X]

The number of shares outstanding of the Registrant’s common stock as of August 13, 2009 was 100,000,000 shares of common stock.

EWRX INTERNET SYSTEMS, INC.

FORM 10-Q

June 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2009

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

CONTENTS

CONDENSED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008 (AUDITED)	1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2009 (UNAUDITED)	2

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE)THROUGH TO JUNE 30, 2009 (UNAUDITED)	3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2009 (UNAUDITED)	4

NOTES TO CONDENSED FINANCIAL STATEMENTS	5 - 10

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Balance Sheets

	June 30	December 31
	2009	2008
	(Unaudited)
ASSETS

Current Assets

Cash	$10,731	$2,700
Total Current Assets	10,731	2,700
Total Assets	$10,731	$2,700

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$98,954	$98,954
Accrued expenses	26,758	20,318
Note payable - related parties	8,170	8,170
Advances payable - director	171,432	157,133
Total Current Liabilities	305,314	284,575

Commitments and Contingencies	-	-
Stockholders' Deficiency
Preferred stock, $0.01 par value, 500,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, shares issued and outstanding	100,000	100,000
Additional paid - in capital	7,425,050	7,375,017
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive gain (loss)	(327)	-
Earnings accumulated during the development stage	676,838	739,252
Total Stockholders' Deficiency	(294,583)	(281,875)
Total Liabilities and Stockholders' Deficiency	$10,731	$2,700

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)
Condensed Statements of Operations

"UNAUDITED"

					January 1, 2002
					Development
	For the Three Months Ended		For the Six Months Ended		Stage)
	June 30		June 30		to June 30
	2009	2008	2009	2008	2009

Operating Expenses

Entertainment	$-	$$78	$-	576 $	1,849
In kind contribution
services	18,000	15,000	36,000	30,000	180,000
Management fees	-	-	-	-	15,000
Office and general	1,655	1,716	2,140	2,640	35,143
Professional fees	3,021	4,300	10,267	12,200	198,907
Telephone	97	149	218	298	1,120
Travel	-	30	-	30	1,540
Salary and Wages	-	-	-	-	28,000
Total Operating
Expenses	22,773	21,273	48,625	45,744	461,559

Net Loss from
Operations	(22,773)	(21,273)	(48,625)	(45,744)	(461,559)

Other (Expenses) Income
Foreign exchange
(loss) gain	548	(48)	244	521	(7,713)

Interest expense	(7,271)	(5,057)	(14,033)	(11,632)	(93,446)
Forgiveness of debt	-	-		-	1,239,556
Total Other (Expenses)
Income	(6,723)	(5,105)	(13,789)	(11,111)	1,138,397

Net (loss) income	$(29,496)	$(26,378)	$(62,414)	$(56,855)	$676,838
Net (loss) income per
Share - Basic and
Diluted	$-	$-	$-	$-

Weighted average number of shares outstanding
during the period - Basic and
Diluted	100,000,000	100,000,000	100,000,000	100,000,000

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC.
(A Development Stage Company)

Condensed Statements of Stockholders' Deficiency
for the period January 1, 2002 Re-entering the Development
Stage Through to June 30, 2009

					Earnings
					Accumulated	Accumulated
			Additional		During the	Other	Total
	Number of	Capital	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$6,967,848 $	-8,496,144	$-	$-	$-1,507,592
Stock issued on
settlement of debt	1,276,227	1,276	197,872	-	-	-	199,148
Stock issued on							-
Flashback purchase	3,700,000	3,700	-	-	-	-	3,700
Stock issued on							-
private placement	445,900	446	44,144	-	-	-	44,590
Finance fee	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on							-
settlement of debt	40,000,000	40,000	-	-	-	-	40,000
Net loss	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on							-
settlement of debt	33,873,733	33,874	(12,558)	-	-	-	21,316
Net income	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	7,375,017	(8,496,144)	739,252	-	(281,875)

Net loss	-	-	-	-	(62,414)	-	(62,414)
Foreign currency translation adjustment	-	-	-	-	-	(327)	(327)
Total comprehensive loss							(62,741)

In kind contribution - interest	-	-	14,033	-	-	-	14,033
In kind contribution - services	-	-	36,000	-	-	-	36,000

Balance, June 30, 2009 (UNAUDITED)	100,000,000	$100,000	$7,425,050 $	(8,496,144)	$676,838	$(327)	$(294,583)

(The accompanying notes are an integral part of these condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Cash Flows

"UNAUDITED"

			January 1, 2002,
			(Re-entering the
			Development
	For the Six Months Ended		Stage)
	June 30		to June 30
	2009	2008	2009

Cash Flows from Operating Activities
Net (loss) income	$(62,414)	$(56,855)	$676,838
Adjustments to reconcile net income/loss to net
cash used in operations
-In kind contribution - services	36,000	30,000	180,000
-Imputed interest on loans	14,033	11,606	57,334
-Expenses recovered	-	-	(1,142,152)
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	-	2,710	9,315
Increase/(Decrease) in accrued liabilities	6,440	(1,134)	26,758
Net Cash (Used in) Operating
Activities	(5,941)	(13,673)	(191,907)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	66,462
Repayment of loans from directors	-	-	(780)
Repayment of loans from related parties	-	(5,391)	(60,092)
Advances from directors	14,299	22,520	156,875
Net Cash Provided by Financing Activities	14,299	17,129	201,165

Effect of exchange rate changes on cash and
cash equivalents	(327)	-	1,473

Net increase in cash	8,031	3,456	10,731
Cash, beginning of period/year	2,700	3,268	-

Cash, end of period/year	$10,731	$6,724	$10,731

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2009
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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the six months ended June 30, 2009 and 2008.

	(E)	Fair Value of Financial Instruments

The carrying amounts of the company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2009
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No.128, "Earnings per Share." As of June 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

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

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2009
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

	(I)	Recent Accounting Pronouncements (continued)

begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No.46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No.162". The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company's financial statements.

	(J)	Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2009
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

	(K)	Comprehensive Income

SFAS No. 130 Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of the net loss as reported in the statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the amount owed to a related party. Comprehensive loss as of June 30, 2009 and 2008 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the six-months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	$	$

Net loss	$(62,414)	$-
Other comprehensive loss:
Foreign currency translation adjustment	(327)	-
Comprehensive loss	(62,741)	-

2.	Going Concern

As reflected in the accompanying audited financial statements, the Company is in the development stage with no operations, a net loss of $62,414 for the six months ended June 30, 2009, a stockholder's deficiency and a working capital deficiency of $294,583, and cash used in operations from re-entering the development stage of $191,907. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2009
(UNAUDITED)

3.	Related Party Transactions

Advances from director represent an advance granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During the first six months of 2009, Ms.Wang has advanced the company $14,299 for purposes of paying operating expenses on behalf of the Company.

During the six months ended June 30, 2009 and 2008, the company imputed interest in the advance from director of $13,495 and $-, respectively. As of June 30, 2009, the Company has loans from Ms. Wang with an outstanding balance of $171,432.

As of June 30, 2009, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $7,843. These loans have no fixed terms or repayment, are unsecured, and bear no interest.

During the six months ended June 30, 2009 and 2008 the Company imputed interest on the note payable-related party of $538 and $-, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowing.

4.	Stockholders' Deficiency

Stockholders' Deficiency

(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of June 30, 2009, the Company has not made any sales of the software that would result in the payment of a royalty fee.

(B)	Common Stock Issued for Debt

During 2002, the Company issued 1,276,227 shares of common stock in order to settle debt amounting to $199,148. ($0.1560 per share)

During 2003, the Company issued 40,000,000 shares of common stock in order to settle debt amounting to $40,000. ($0.0010 per share)

During 2004, the Company issued 33,873,733 shares of common stock in order to settle debt amounting to $21,316. ($0.0006 per share)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2009

4.	Stockholders' Deficiency (continued)

	(C)	Common Stock Issued for Cash

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

During 2009, the Company recorded additional paid-in capital of $36,000 for the fair value of services provided to the Company by its president.

During 2009, the Company recorded additional paid-in capital of $14,033 for the imputed interest on loans.

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

5.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 9, 2009, the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Liquidity and Capital Resources

Our primary source of liquidity as of June 30, 2009 is our cash on hand. Our cash on hand as of June 30, 2009 was $10,731. Our current assets totaled $10,731 on June 30, 2009. Our current liabilities were $305,314 on June 30, 2009.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No.46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No.162". The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company's financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

EWRX INTERNET SYSTEMS, INC.

Date: August 14, 2009	By:	/s/ Jessica Q. Wang
Jessica Q. Wang
Chief Executive Officer and
Principal Accounting Officer