Form 10-Q/A
period 2009-06-30
EWRX INTERNET SYSTEMS INC
filed 2009-10-05
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q /A
Amendment No. 1

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

EWRX INTERNET SYSTEMS, INC.

Date: October 2, 2009	By:	/s/ Jessica Q. Wang
Jessica Q. Wang
Chief Executive Officer and
Principal Accounting Officer