Form 10-Q
period 2009-09-30
EWRX INTERNET SYSTEMS INC
filed 2009-11-13
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes [X]    No [   ]

The number of shares outstanding of the Registrant’s common stock as of November 12, 2009 was 100,000,000 shares of common stock.

EWRX INTERNET SYSTEMS, INC.

FORM 10-Q

September 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

CONTENTS

Page

CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008 (AUDITED)	1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2009 (UNAUDITED)	2

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE)THROUGH TO SEPTEMBER 30, 2009 (UNAUDITED)	3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2009 (UNAUDITED)	4

NOTES TO CONDENSED FINANCIAL STATEMENTS	5 - 10

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Balance Sheets

	September 30	December 31
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$5,734	$2,700
Total Current Assets	5,734	2,700

Total Assets	$5,734	$2,700

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Accounts payable	$98,954	$98,954
Accrued expenses	17,788	20,318
Note payable - related parties	8,170	8,170
Advances payable - director	178,986	157,133
Total Current Liabilities	303,898	284,575

Commitments and Contingencies	-	-

Stockholders' Deficiency

Preferred stock, $0.01 par value, 500,000 shares authorized,
none issued and outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares
authorized, shares issued and outstanding	100,000	100,000
Additional paid - in capital	7,450,806	7,375,017
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	(893)	-
Earnings accumulated during the development stage	648,067	739,252

Total Stockholders' Deficiency	(298,164)	(281,875)

Total Liabilities and Stockholders' Deficiency	$5,734	$2,700

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Operations

"UNAUDITED"

					For the Period
					from
					(Re-entering the
					January 1, 2002
					Development
	For the Three Months Ended		For the Nine Months Ended		Stage)
	September 30		September 30		to September 30
	2009	2008	2009	2008	2009

Operating Expenses

Entertainment	$-	$139	$-	$715	$1,849
In kind contribution
services	18,000	15,000	54,000	45,000	198,000
Management fees	-	-	-	-	15,000
Office and general	1,161	943	3,301	3,583	36,304
Professional fees	2,521	5,584	12,788	17,784	201,428
Telephone	94	64	312	362	1,214
Travel	-	-	-	30	1,540
Salary and Wages	-	-	-	-	28,000
Total Operating
Expenses	21,776	21,730	70,401	67,474	483,335

Net Loss from
Operations	(21,776)	(21,730)	(70,401)	(67,474)	(483,335)

Other (Expenses) Income
Foreign exchange
(loss) gain	778	(572)	1,022	(51)	(6,935)

Interest expense	(7,773)	(6,052)	(21,806)	(17,684)	(101,219)
Forgiveness of debt	-	-	-	-	1,239,556
Total Other (Expenses)
Income	(6,995)	(6,624)	(20,784)	(17,735)	1,131,402

Net (loss) income	$(28,771)	$(28,354)	$(91,185)	$(85,209)	$648,067
Net (loss) income per
Share - Basic and
Diluted	$-	$-	$-	$-

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000,000	100,000,000	100,000,000	100,000,000

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)
Statements of Stockholders' Deficiency
Years Ended September 30, 2009 and 2006, and the
Period from Re-entering the Development Stage
(January 1, 2001) Through to September 30, 2009

					Earnings
					Accumulated	Accumulated
			Additional		During the	Other	Total
	Number of	Capital	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on
settlement of debt	1,276,227	1,276	197,872	-	-	-	199,148
Stock issued on							-
Flashback purchase	3,700,000	3,700	-	-	-	-	3,700
Stock issued on							-
private placement	445,900	446	44,144	-	-	-	44,590
Finance fee	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on							-
settlement of debt	40,000,000	40,000	-	-	-	-	40,000
Net loss	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on							-
settlement of debt	33,873,733	33,874	(12,558)	-	-	-	21,316
Net income	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	(91,185)	-	(91,185)
Foreign currency translation adjustment	-	-	-	-	-	(893)	(893)
Total comprehensive loss							(92,078)

In kind contribution - interest	-	-	21,789	-	-	-	21,789
In kind contribution - services	-	-	54,000	-	-	-	54,000
Balance, September 30, 2009 (UNAUDITED	100,000,000	$100,000	$7,450,806	$(8,496,144)	$648,067	$(893)	$(298,164)

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Cash Flows

"UNAUDITED"

			Period from
			January 1, 2002,
			(Re-entering the
			Development
	For the Nine Months Ended		Stage)
	September 30		to September 30
	2009	2008	2009

Cash Flows from Operating Activities
Net (loss) income	$(91,185)	$(85,209)	$648,067
Adjustments to reconcile net income/loss to net
cash used in operations
Non cash item -Expenses recovered	-	-	(1,142,152)
In kind contribution - services	54,000	45,000	198,000
Imputed interest on loans	21,789	17,658	65,090
Changes in operating assets and liabilities
Increase/ (Decrease) in accounts payable	-	865	9,315
Increase/ (Decrease) in accrued liabilities	(2,530)	463	17,788
Increase/ (Decrease) in prepaid expenses	-	(723)	-
Net Cash provided by (Used in) Operating
Activities	(17,926)	(21,946)	(203,892)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	66,462
Repayment of loans from directors	-	(288)	(780)
Repayment of loans from related parties	-	(4,865)	(60,092)
Advances from directors	21,853	26,710	164,429
Net Cash Provided by Financing Activities	21,853	21,557	208,719

Effect of exchange rate changes on cash and
cash equivalents	(893)	-	907

Net increase (decrease) in cash	3,034	(389)	5,734
Cash, beginning of period/year	2,700	3,268	-

Cash, end of period/year	$5,734	$2,879	$5,734

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2009
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

The Company recognizes revenue on arrangements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 605, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the nine months ended September 30, 2009 and 2008.

5

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2009
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

	(E)	Fair Value of Financial Instruments

The carrying amounts of the company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

	(F)	Income / (Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings per Share. As of September 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

	(G)	Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification No. 740, Income Taxes. Under FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB Accounting Standards Codification No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	(H)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

	(I)	Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events. FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB Accounting Standards Codification No. 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) he circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. 855 did not have a material effect on the Company’s financial statements.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2009
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing. FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Codification is effective for us in the third quarter of 2009. The adoption of this guidance only affected how specific references to GAAP literature have been disclosed in the notes to the Company's financial statements; it did not result in any impact on the Company's results of operations, financial condition, or cash flows.

(J)	Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2009
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

	(K)	Comprehensive Income

FASB Accounting Standards Codification No. 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of the net loss as reported in the statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the amount owed to a related party. Comprehensive loss as of September 30, 2009 and 2008 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008

Net loss	$(91,185)	$(28,354)
Other comprehensive loss:
Foreign currency translation adjustment	(893)	667
Comprehensive loss	(92,078)	(27,687)

2.	Going Concern

As reflected in the accompanying audited financial statements, the Company is in the development stage with no operations, a net loss of $91,185 for the nine months ended September 30, 2009, a stockholder's deficiency and a working capital deficiency of $298,164, and cash used in operations from re-entering the development stage of $203,892. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

Advances from director represent an advance granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During the first nine months of 2009, Ms.Wang has advanced the company $21,853 for purposes of paying operating expenses on behalf of the Company.

During the nine months ended September 30, 2009 and 2008, the company imputed interest in the advance from director of $20,938 and $-, respectively. As of September 30, 2009, the Company has loans from Ms. Wang with an outstanding balance of $178,986.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2009
(UNAUDITED)

3.	Related Party Transactions (continued)

As of September 30, 2009, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,170. These loans have no fixed terms or repayment, are unsecured, and bear no interest.

During the nine months ended September 30, 2009 and 2008 the Company imputed interest on the note payable-related party of $851 and $-, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowing.

4.	Stockholders' Deficiency

(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of September 30, 2009, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2009
(UNAUDITED)

4.	Stockholders' Deficiency (continued)

During 2008, the Company recorded additional paid-in capital of $24,117 for the imputed interest on loans.

During 2009, the Company recorded additional paid-in capital of $54,000 for the fair value of services provided to the Company by its president.

During 2009, the Company recorded additional paid-in capital of $21,789 for the imputed interest on loans.

(E)	Amendment to Articles of Incorporation

During 1999, the Company amended its Articles of Incorporation to change the name of the corporation and provide for an increase in its authorized share capital. The name of the Company was changed from Europa Resources, Inc. to EWRX Internet Systems, Inc. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.001 per share.

5.	Subsequent Events

In October of 2009, the Company received an advance from their director in the amount of $1,264.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 5, 2009, the date the financial statements were available to be issued.

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

Our need for any change in staffing is not anticipated for the immediate future. We will however require some paid and full time staff as the marketing and sales efforts begin to take shape. It is expected that clerical and office personnel will be required after the fourth quarter of 2009. We will, as required, employ a senior sales person to respond to clients requirements for service. Other sales and marketing personnel will be acquired as the sales dictate.

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

It is anticipated that we will be in a position to determine the extent to which these developments will affect EWRX by the early part of 2010.

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

Liquidity and Capital Resources

Our primary source of liquidity as of September 30, 2009 is our cash on hand. Our cash on hand as of September 30, 2009 was $5,734. Our current assets totaled $5,734 on September 30, 2009. Our current liabilities were $303,898 on September 30, 2009.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events. FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB Accounting Standards Codification No. 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) he circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing. FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Codification is effective for us in the third quarter of 2009. The adoption of this guidance only affected how specific references to GAAP literature have been disclosed in the notes to the Company's financial statements; it did not result in any impact on the Company's results of operations, financial condition, or cash flows.

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

EWRX INTERNET SYSTEMS, INC.

Date: November 13, 2009	By:	/s/ Jessica Q. Wang
Jessica Q. Wang
Chief Executive Officer and
Principal Accounting Officer