Form 10-K
period 2009-12-31
EWRX INTERNET SYSTEMS INC
filed 2010-03-15
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 000-27195

EWRX INTERNET SYSTEMS, INC.
(Name of small business issuer in its charter)

NEVADA	98-0117139
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4950 Yonge St. Suite 910, Toronto,
Ontario, Canada	M2N 6K
(Address of principal executive offices)	(Zip Code)

(416) 298-9606
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, 100,000,000, par value $0.001
Preferred Stock, 500,000, par value $0.01
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes[ ] No[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes[ ] No[x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[x]  No[ ]

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
Yes [x] No [ ]

As of March 12, 2010, the registrant had 100,000,000 shares of its common stock outstanding.

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

EWRX now wishes to re-list its Company and has commissioned an audit of the Company’s books and records. This audit is effective through December 31, 2009. EWRX is in compliance with the requirements of registration in the State of Nevada. The Corporate Number (EWRX) in Nevada is; C13672-97, EWRX has arranged for local representation through an approved agent by the name of; “Corporate Trust Company of Nevada”, 6100 Neil Road (STE500), Reno, NV 89511.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

During the year ended December 31, 2009, there was no trading market for our Common Stock.

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

Holders

As of December 31, 2009, 100,000,000 shares of common stock are issued and outstanding. There are approximately 134_shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information as of March 8, 2010, with respect to compensation plans under which our equity securities are authorized for issuance:

(a)	(b)	(c)
Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation Plans approved by Security holders	None

Equity compensation Plans not approved By security holders Total	None

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

Liquidity and Capital Resources

Our primary source of liquidity as of December 31, 2009 is our cash on hand. Our cash on hand as of December 31, 2009 was $3,593. Our current assets totaled $3,593 on December 31, 2009. Our current liabilities were $311,628 on December 31, 2009.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2009. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (the"Codification") has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles ("GAAP"). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15,

(I)	Recent Accounting Pronouncements (cont'd..)

2009. This will not have an impact on the Company's financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008	F-2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2009	F-3

STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE)THROUGH TO DECEMBER 31, 2009	F-4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2009	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
EWRX Internet Systems, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of EWRX INTERNET SYSTEMS, INC. (the "Company") (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for the two years then ended and for the period from January 1, 2002 (re-entering the development stage) through to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to the above present fairly in all material respects, the financial position of EWRX Internet Systems, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years then ended and for the period from January 1, 2002 (re-entering the development stage) through to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no operations, a net loss of $126,511 for the year ended December 31, 2009 a stockholder's deficiency and a working capital deficiency of $308,035, and cash used in operations from re-entering the development stage of $207,383, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants
Boynton Beach, Florida
February 23 , 2010

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Balance Sheets

	As of December 31	As of December 31
	2009	2008
	$	$
ASSETS

Current Assets
Cash	$3,593	$2,700
Total Current Assets	3,593	2,700
Total Assets	$3,593	$2,700

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accruals	$98,954	$98,954
Accrued liabilities	24,168	20,318
Note payable - related parties	8,349	8,170
Advances payable - director	180,157	157,133
Total Current Liabilities	311,628	284,575

Commitments and Contingencies	-	-
Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, shares issued and outstanding	100,000	100,000
Additional paid - in capital	7,476,261	7,375,017
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	(893)	-
Earnings accumulated during the development stage	612,741	739,252
Total Stockholders' Deficiency	(308,035)	(281,875)
Total Liabilities and Stockholders' Deficiency	$3,593	$2,700

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Statements of Operations and Comprehensive Loss

			For the Period
			from
			January 1, 2002
			(Re-entering the
			Development
	For the Years		Stage)
	Ended December 31		to December 31
	2009	2008	2009
Operating Expenses

Entertainment	$-	$1,600	$1,849
In kind contribution - services	72,000	72,000	216,000
Management fees	-	-	15,000
Office and General	5,205	4,254	38,208
Professional fees	20,356	27,415	208,996
Salary and Wages	-	-	28,000
Telephone	514	455	1,416
Travel	39	1,540	1,579
Total Operating
Expenses	98,114	107,264	511,048

Net Loss from
operations	(98,114)	(107,264)	(511,048)

Other (Expenses) Income	-	-	-
Foreign exchange gain (loss)	847	(75)	(7,110)

Interest expense	(29,244)	(24,199)	(108,657)
Forgiveness of debt	-	-	1,239,556

Total Other (Expenses)
Income	(28,397)	(24,274)	1,123,789

Net (loss) income	$(126,511)	$(131,538)	$612,741

Net (loss) income per
Share - Basic and Diluted	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,000,000	100,000,000

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS INC.
(A Development Stage Company)
Statements of Stockholders' Deficiency
for the period January 1, 2002 Re-entering the Development
Stage Through to December 31, 2009

					Earnings
					Accumulated	Accumulated
			Additional		During the	Other	Total
	Number of	Capital	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	3,700
Stock issued on private placement	445,900	446	44,144	-	-	-	44,590
Finance fee	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	40,000
Net loss	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	(12,558)	-	-	-	21,316
Net income	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	(893)	(893)
Total comprehensive loss							(127,404)

In kind contribution - interest	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	$100,000	$7,476,261	$(8,496,144)	$612,741	$(893)	$(308,035)

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Statements of Cash Flows

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Years		Stage)
	Ended December 31		to December 31
	2009	2008	2009

Cash Flows from Operating Activities
Net Income (Loss)	$(126,511)	$(131,538)	$612,741
Adjustments to reconcile net income/(loss) to net cash used in operations
- Non-cash item - expenses recovered	-	-	(1,142,152)
-In kind contribution services	72,000	72,000	216,000
-Imputed interest on loans	29,244	24,117	72,545
Changes in operating assets and liabilities
Increase/(Decrease) in prepaid expenses	-	2,710	-
Increase/(Decrease) in accounts payable	-	(204)	9,315
Increase/(Decrease) in accrued liabilities	3,850	2,239	24,168
Net Cash Used in Operating Activities	(21,417)	(30,676)	(207,383)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	179	-	68,441
Repayment of loans from directors	-	(780)	(780)
Repayment of loans from related parties	-	(4,878)	(60,092)
Advances from director	23,024	35,766	165,600
Net Cash Provided by Financing Activities	23,203	30,108	211,869

Effect of exchange rate changes on cash and cash equivalents	(893)	-	(893)

Net increase (decrease) in cash	893	(568)	3,593

Cash, beginning of period/year	2,700	3,268	-

Cash, end of period/year	$3,593	$2,700	$3,593

Supplemental Information:

Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2009 and 2008

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for financial information.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectablility is assured. The company had no revenue for the years ended December 31, 2009 and 2008.

	(E)	Fair Value of Financial Instruments

The carrying amounts of the company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2009 and 2008

1. Summary of Significant Accounting Policies and Organization (continued)

(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of December 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

(G)	Income Taxes

The Company accounts for income taxes under the FASB Accounting Standards Codification Topic 740, Income taxes. Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB Accounting Standards Codification Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I)	Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (the"Codification") has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles ("GAAP"). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company's financial position, results of operations or cash flows.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2009 and 2008

1.	Summary of Significant Accounting Policies and Organization (continued)

	(I)	Recent Accounting Pronouncements (cont'd..)

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

	(J)	Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

	(K)	Comprehensive Income

FASB Accounting Standards Codification Topic 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of the net loss as reported in the statements of operations and other comprehensive income transactions. Other comprehensive income transactions that current apply to the Company result from changes in exchange rates used in translating the amount owed to a related party. Comprehensive loss as of December 31, 2009 and 2008 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the years ended December 31, 2009 and 2008:

	Year Ended	Year Ended
	2009	2008

Net loss	$(126,511)	$(131,538)
Other comprehensive loss:
Foreign currency translation adjustment	(893)	-

Comprehensive loss	$(127,404)	$(131,538)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2009 and 2008

2.	Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $(126,511) for the year ended December 31, 2009, a stockholder's deficiency and a working capital deficiency of $(308,035), and cash used in operations from re-entering the development stage of $(207,383). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

Advances from director represent an advance granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the year 2009, Ms.Wang has advanced the company $23,024 for purposes of paying operating expenses on behalf of the Company. During 2009 and 2008, the Company imputed interest on the advances from director of $28,092 and $22,939, respectively. As of December 31, 2009, the Company has loans from Ms. Wang with an outstanding balance of $180,157.

As of December 31, 2009, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,349. These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the year 2009 and 2008, the Company imputed interest on the note payable - related party of $1,152 and $1,178, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2009 and 2008

4.	Stockholders' Deficiency

Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of December 31, 2009, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

During 2009, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its president.

During 2009, the Company recorded additional paid-in capital of $29,244 for the imputed interest on loans.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2009 and 2008

4.	Stockholders' Deficiency

	(E)	Amendment to Articles of Incorporation

During 1999, the Company amended its Articles of Incorporation to change the name of the corporation and provide for an increase in its authorized share capital. The name of the Company was changed from Europa Resources, Inc. to EWRX Internet Systems, Inc. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.001 per share.

5.	Income Taxes

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740, Income taxes. FASB Accounting Standards Codification Topic 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under FASB Accounting Standards Codification Topic 740 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The provision for income taxes has been computed as follows:

	2009	2008
Expected income tax recovery (expense) at the statutory rate of 34%	$43,014	$44,723
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(34,423)	(32,952)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	-	-
Utilization of non-capital tax losses to offset current taxable income	-	-
Change in valuation allowance	(8,591)	(11,771)

Provision for income taxes	$-	$-

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2009 and 2008

5.	Income Taxes (cont'd...)

The components of deferred income taxes are as follows:

	2009	2008

Deferred income tax asset:
Net operating loss carryforwards	$2,383,420	$2,374,829
Valuation allowance	(2,383,420)	(2,374,829)
Deferred income taxes	$-	$-

The Company has tax losses available to be applied against future taxable income through 2029 and 2028, respectively. The net change in the valuation allowance for the period ended December 31, 2009 and 2008 was an increase of $8,591 and $11,771 respectively. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred income tax asset.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following chart lists all of the Directors of the Company and their respective ages, position and term of service.

Name	Age	Position	Term
Jessica Q. Wang	46	Director	Nov 2001 – Present
Elwin Cathcart	83	Director	Aug 2007 – Present
Liming Wang	48	Director	Feb 2003 - Present

The following chart lists all of the Officers of the Company and their respective ages, position and term of service.

Name	Age	Position	Term
Jessica Q. Wang	46	President and CEO	Nov 2001 – Present
Elwin Cathcart	83	Secretary	Nov 2001 – Present
Liming Wang	48	Treasurer	Feb 2003 – Present

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

							Non-Qualified
						Non-Equity	Deferred	All Other
Name and				Stock	Option	Incentive Plan	Compensation	Compensation	Totals
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Jessica Wang,	2009	$ 0	0	0	0	0	0	0	$ 0
President and CEO	2008	$ 0	0	0	0	0	0	0	$ 0

Elwin Cathcart,	2009	$ 0	0	0	0	0	0	0	$ 0
Secretary	2008	$ 0	0	0	0	0	0	0	$ 0

Liming Wang,	2009	$ 0	0	0	0	0	0	0	$ 0
Treasurer	2008	$ 0	0	0	0	0	0	0	$ 0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 8, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 8, 2010 by the executive officer named in the Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our capital stock, as of March 8, 2010, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Name and Address of	Amount of	Percentage
Beneficial Owner	Beneficial Ownership	of Class

Jessica Wang	2,050,000	2.05%
Elwin Cathcart	1,650,000	1.65%
Liming Wang	0	0

All Executive Officers	3,700,000	3.7%
and Directors as a Group
(3 people)

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Ms. Jessica Q. Wang, one of our directors, pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms for repayment, are unsecured, and bear no interest. During 2009 and 2008, Ms. Wang has advanced the company $23,024 and $35,766 for purposes of paying operating expenses on behalf of the Company. In the year 2008, the company repaid $780 to Ms. Wang. During 2009 and 2008, the company imputed interest on the advance from director of $28,091 and $35,766, respectively. As of December 31, 2009, the Company has loans from Ms. Wang with an outstanding balance of $180,157.

As of December 31, 2009, the Company has loans from Navitex Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,349. These loans have no fixed terms for repayment, are unsecured, and bear no interest. During the year 2009 and 2008, the company imputed interest on the note payable-related party of $1,153 and $1,178, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and December 31, 2008, we were billed approximately $9,008 and $12,979 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2009 and December 31, 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and December 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and December 31, 2008.

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

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

EWRX Internet Systems, Inc.

By:	/s/ Jessica Q. Wang
Chief Executive Officer and Principal
Accounting Officer

Dated:	March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jessica Q. Wang	Chief Executive Officer and Principal	March 15, 2010
Jessica Q. Wang	Accounting Officer