Form 10-Q
period 2010-03-31
EWRX INTERNET SYSTEMS INC
filed 2010-05-20
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes [X]   No [   ]

The number of shares outstanding of the Registrant’s common stock as of May 19, 2010 was 100,000,000 shares of common stock.

EWRX INTERNET SYSTEMS, INC.

FORM 10-Q

March 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

CONTENTS

CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND AS OF DECEMBER 31, 2009	1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2010 (UNAUDITED)	2

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE)THROUGH TO MARCH 31, 2010 (UNAUDITED)	3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2010 (UNAUDITED)	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5 - 9

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Balance Sheets

	March 31	December 31
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash	$2,508	$3,593
Total Assets	$2,508	$3,593

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$97,292	$98,954
Accrued expenses	15,834	24,168
Note payable - related parties	8,548	8,349
Advances payable - director	191,717	180,157
Total Liabilities	313,391	311,628

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.01 par value, 500,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding	100,000	100,000
Additional paid - in capital	7,502,213	7,476,261
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	(893)	(893)
Earnings accumulated during the development stage	583,941	612,741
Total Stockholders' Deficiency	(310,883)	(308,035)
Total Liabilities and Stockholders' Deficiency	$2,508	$3,593

(See accompanying notes to unaudited condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Operations

"UNAUDITED"

			For the Period
			from
			January 1, 2002
			(Re-entering the
			Development
	For the Three Months Ended		Stage)
	March 31		to March 31
	2010	2009	2010

Operating Expenses

Entertainment	$-	$-	$1,849
In kind contribution services	18,000	18,000	234,000
Management fees	-	-	15,000
Office and general	1,209	485	39,417
Professional fees	8,644	7,246	217,640
Salary and wages	-	-	28,000
Telephone	130	121	1,546
Travel	3,967	-	5,546
Total Operating Expenses	31,950	25,852	542,998

Net Loss from operations	(31,950)	(25,852)	(542,998)

Other Income (Expenses)
Foreign exchange (loss) gain	(260)	(304)	(7,370)
Interest expense	(7,952)	(6,762)	(116,609)
Forgiveness of debt	11,362	-	1,250,918
Total Other Income (Expenses)	3,150	(7,066)	1,126,939

Net income (loss)	$(28,800)	$(32,918)	$583,941
Net income (loss) per
Share - Basic and Diluted	$-	$-

Weighted average number of shares outstanding during the period - Basic and Diluted	100,000,000	100,000,000

(See accompanying notes to unaudited condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Deficiency
for the Period from Re-entering the Development Stage
(January 1, 2002) Through to March 31, 2010

"UNAUDITED"

					Earnings
					Accumulated	Accumulated
			Additional		During the	Other	Total
	Number of	Capital	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	- 3,700
Stock issued on private placement	445,900	446	44,144	-	-	-	- 44,590
Finance fee	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	- 40,000
Net loss	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	(12,558)	-	-	-	- 21,316
Net income	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	(893)	(893)
Total comprehensive loss							(127,404)

In kind contribution - interest	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	7,476,261	(8,496,144)	612,741	(893)	(308,035)

Net loss	-	-	-	-	(28,800)	-	(28,800)
In kind contribution - interest	-	-	7,952	-	-	-	7,952
In kind contribution - services	-	-	18,000	-	-	-	18,000
Balance, March 31, 2010	100,000,000	$100,000	$7,502,213	$(8,496,144)	$583,941	$(893)	$(310,883)

(See accompanying notes to unaudited condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Cash Flows

"UNAUDITED"

			Period from
			January 1, 2002,
			(Re-entering the
			Development
	For the Three Months Ended		Stage)
	March 31		to March 31
	2010	2009	2010

Cash Flows from Operating Activities
Net (loss) income	$(28,800)	$(32,918)	$583,941
Adjustments to reconcile net income/loss to net cash used in operations
Non cash item -Expenses recovered	-	-	(1,142,152)
In kind contribution - services	18,000	18,000	234,000
Imputed interest on loans	7,952	6,762	80,497
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	(1,662)	-	7,653
Increase/(Decrease) in accrued liabilities	(8,334)	3,309	15,834
Decrease in prepaid expenses	-	(80)	-
Net Cash Used in Operating Activities	(12,844)	(4,927)	(220,227)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	199	-	68,640
Repayment of loans from directors	-	-	(780)
Repayment of loans from related parties	-	193	(60,092)
Advances from directors	11,560	2,433	177,160
Net Cash Provided by Financing Activities	11,759	2,626	223,628

Effect of exchange rate changes on cash and cash equivalents	-	-	(893)

Net increase (decrease) in cash	(1,085)	(2,301)	2,508
Cash, beginning of period/year	3,593	2,700	-

Cash, end of period/year	$2,508	$399	$2,508

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to unaudited condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2010

(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the three months ended March 31, 2010 and 2009.

	(E)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2010

(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of March 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

In October 2009, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") No.2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No.2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2010

(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

	(J)	Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

	(K)	Comprehensive Income

FASB Accounting Standards Codification Topic 220, Comprehensive Income establishes rules for reporting and displaying comprehensive income and its components. Comprehensive income is the sum of the net loss as reported in the statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the amount owed to a related party. Comprehensive loss as of March 31, 2010 and 2009 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Net loss	$(28,800)	$(32,918)
Other comprehensive loss:
Foreign currency translation adjustment	-	-
Comprehensive loss	$(28,800)	$(32,918)

2.	Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, a net loss of $(28,800) for the three months ended March 31, 2010, a stockholder's deficiency and a working capital deficiency of $(310,883) as of March 31, 2010, and used cash in operations from re-entering the development stage of $(220,227). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2010

(UNAUDITED)

3.	Related Party Transactions

Advances from director represent an advance granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During the three months of 2010, Ms.Wang has advanced the company $11,560 for purposes of paying operating expenses on behalf of the Company. During the three months ended March 31, 2010 and 2009, the Company imputed interest on the advance from director of $7,641 and $6,504, respectively. As of March 31, 2010 and December 31, 2009, the Company has loans from Ms. Wang with an outstanding balance of $191,717 and $180,157 respectively.

As of March 31, 2010, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,548. These loans have no fixed terms or repayment, are unsecured, and bear no interest. During the three months ended March 31, 2010 and 2009 the Company imputed interest on the note payable-related party of $311 and $258, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowing.

4.	Stockholders' Deficiency

Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of March 31, 2010, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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
March 31, 2010

(UNAUDITED)

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

During three months ending March 31, 2010, the Company recorded additional paid-in capital of $18,000 for the fair value of services provided to the Company by its president.

During three months ending March 31, 2010, the Company recorded additional paid-in capital of $7,952 for the imputed interest on loans.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Condensed Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Our need for any change in staffing is not anticipated for the immediate future. We will however require some paid and full time staff as the marketing and sales efforts begin to take shape. It is expected that clerical and office personnel will be required after the third quarter of 2010. We will, as required, employ a senior sales person to respond to clients requirements for service. Other sales and marketing personnel will be acquired as the sales dictate.

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

The Company, has over the last several months, successfully established relationships as anticipated above with Chinese Business leaders in major corporations. These contacts have product and technology of interest to EWRX. In addition, they may also have the financial ability to assist EWRX in its requirements.

It is anticipated that we will be in a position to determine the extent to which these developments will affect EWRX by the later part of 2010.

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

REASON FOR MANAGEMENT PROCEEDING WITH ITS EFFORTS TO REGISTER UNDER THE EXCHANGE ACT AND ESTIMATE OF COST OF COMPLIANCE

The Management and Board of Directors of EWRX desires to register EWRX under the Exchange act because they intend to use this status to attract certain business enterprises and for potential investment and capital raising purposes. EWRX estimates that it will incur expenses of approximately $35,000 to $50,000 per annum to remain compliant. Most recently, these costs have been borne by the principles and Management will continue to do so until such time as the Company is in a position to carry that responsibility through sales of its products and services or funding from investment.

Liquidity and Capital Resources

Our primary source of liquidity as of March 31, 2010 is our cash on hand. Our cash on hand as of March 31, 2010 was $2,508. Our current assets totaled $2,508 on March 31, 2010. Our current liabilities were $313,391 on March 31, 2010.

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

While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our condensed financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

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

Item 4. (Removed & Reserved).

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

EWRX INTERNET SYSTEMS, INC.

Date: May 19, 2010	By:	/s/ Jessica Q. Wang
Jessica Q. Wang
Chief Executive Officer and
Principal Accounting Officer