Form 10-Q
period 2010-06-30
EWRX INTERNET SYSTEMS INC
filed 2010-08-16
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

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
Yes [X]    No [   ]

The number of shares outstanding of the Registrant’s common stock as of August 12, 2010 was 100,000,000 shares of common stock, par value $0.001.

EWRX INTERNET SYSTEMS, INC.

FORM 10-Q

June 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

CONDENSED UNAUDITED
FINANCIAL STATEMENTS

JUNE 30, 2010

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

CONTENTS

CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010
(UNAUDITED) AND AS OF DECEMBER 31, 2009	1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR
THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE
DEVELOPMENT STAGE) TO JUNE 30, 2010 (UNAUDITED)	2

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE
DEVELOPMENT STAGE) TO JUNE 30, 2010 (UNAUDITED)	3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX
MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR
THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE
DEVELOPMENT STAGE) TO JUNE 30, 2010 (UNAUDITED)	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5 - 9

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Balance Sheets

	June 30	December 31
	2010	2009
	(Unaudited)
ASSETS

Current Assets

Cash	$2,865	$3,593

Total Current Assets	2,865	3,593

Total Assets	$2,865	$3,593

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$97,292	$98,954
Accrued expenses	17,692	24,168
Note payable - related parties	8,223	8,349
Advances payable - director	198,029	180,157
Total Liabilities	321,236	311,628

Commitments and Contingencies	-	-

Stockholders' Deficiency

Preferred stock, $0.01 par value, 500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid - in capital	7,528,502	7,476,261
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	(893)	(893)
Earnings accumulated during the development stage	550,164	612,741

Total Stockholders' Deficiency	(318,371)	(308,035)

Total Liabilities and Stockholders' Deficiency	$2,865	$3,593

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Operations

"UNAUDITED"

					For the Period
					from
					January 1, 2002
					(Re-entering the
					Development
	For the Three Months Ended		For the Six Months Ended		Stage)
	June 30		June 30		to June 30
	2010	2009	2010	2009	2010

Operating Expenses

Entertainment	$-	$-	$-	$-	$1,849
In kind contribution services	18,000	18,000	36,000	36,000	252,000
Management fees	-	-	-	-	15,000
Office and general	2,210	1,655	3,419	2,140	41,627
Professional fees	5,358	3,021	14,002	10,267	222,998
Salary and wages	-	-	-	-	28,000
Telephone	151	97	281	218	1,697
Travel	-	-	3,967	-	5,546
Total Operating
Expenses	25,719	22,773	57,669	48,625	568,717

Net Loss from Operations	(25,719)	(22,773)	(57,669)	(48,625)	(568,717)

Other Income (Expenses) Income
Foreign exchange (loss) gain	303	548	43	244	(7,067)

Interest expense	(8,361)	(7,271)	(16,313)	(14,033)	(124,970)
Forgiveness of debt	-	-	11,362	-	1,250,918
Total Other Income
(Expenses)	(8,058)	(6,723)	(4,908)	(13,789)	1,118,881

Net (loss) income	$(33,777)	$(29,496)	$(62,577)	$(62,414)	$550,164
Net income (loss) per Share - Basic and Diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - Basic and Diluted	100,000,000	100,000,000	100,000,000	100,000,000

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC.
(A Development Stage Company)

Condensed Statements of Changes in Stockholders' Deficiency
for the period (January 1, 2002) Re-entering the Development
Stage Through to June 30, 2010
(Unaudited)

							Earnings
							Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional		During the	Other	Total
	Number of		Number of		Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Par	Shares	Par	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	-	$-	20,704,140	$20,704	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	-	-	1,276,227	1,276	197,872	-	-	-	199,148
Stock issued on Flashback purchase	-	-	3,700,000	3,700	-	-	-	-	- 3,700
Stock issued on private placement	-	-	445,900	446	44,144	-	-	-	- 44,590
Finance fee	-	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	-	-	26,126,267	26,126	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	-	-	40,000,000	40,000	-	-	-	-	- 40,000
Net loss	-	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	-	-	66,126,267	66,126	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	-	-	33,873,733	33,874	(12,558)	-	-	-	- 21,316
Net income	-	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	-	-	100,000,000	100,000	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	-	-	100,000,000	100,000	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	-	-	100,000,000	100,000	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	-	-	100,000,000	100,000	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	-	-	100,000,000	100,000	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss									(127,404)

In kind contribution - interest	-	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	-	$-	100,000,000	$100,000	$7,476,261	$(8,496,144)	$612,741	$(893)	$(308,035)

Net loss							(62,577)		(62,577)
In kind contribution - interest	-	-	-	-	16,241	-	-	-	16,241
In kind contribution - services	-	-	-	-	36,000	-	-	-	36,000
Balance, June 30, 2010	-	$-	100,000,000	$100,000	$7,528,502	$(8,496,144)	$550,164	$(893)	$(318,371)

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Cash Flows

"UNAUDITED"

			Period from
			January 1, 2002,
			(Re-entering the
			Development
	For the Six Months Ended		Stage)
	June 30		to June 30
	2010	2009	2010

Cash Flows from Operating Activities
Net (loss) income	$(62,577)	$(62,414)	$550,164
Adjustments to reconcile net income/loss to net cash used in operations
Non cash item -Expenses recovered	-	-	(1,142,152)
In kind contribution - services	36,000	36,000	252,000
Imputed interest on loans	16,241	14,033	88,786
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	(1,662)	-	7,653
Increase/(Decrease) in accrued liabilities	(6,476)	6,440	17,692
Net Cash Used in Operating Activities	(18,474)	(5,941)	(225,857)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	(126)	-	68,640
Repayment of loans from directors	-	-	(741)
Repayment of loans from related parties	-	-	(60,417)
Advances from directors	17,872	14,299	183,433
Net Cash Provided by Financing Activities	17,746	14,299	229,615

Effect of exchange rate changes on cash and cash equivalents	-	(327)	(893)

Net (decrease) increase in cash	(728)	8,031	2,865
Cash, beginning of period/year	3,593	2,700	-

Cash, end of period/year	$2,865	$10,731	$2,865

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to condensed financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2010
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization

(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the six months ended June 30, 2010 and 2009.

(E)	Fair Value of Financial Instruments

The carrying amounts of the company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2010
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of June 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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
June 30, 2010
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

(J)	Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

(K)	Comprehensive Income

FASB Accounting Standards Codification Topic 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of the net loss as reported in the statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the amount owed to a related party. Comprehensive loss as of June 30, 2010 and 2009 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009

Net loss	$(62,577)	$(62,414)
Other comprehensive loss:
Foreign currency translation adjustment	0	(327)
Comprehensive loss	$(62,577)	$(62,741)

2.	Going Concern

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations, a net loss of $(62,577) for the six months ended June 30, 2010, a stockholder's deficiency and a working capital deficiency of $(318,371), and cash used in operations from re-entering the development stage of $(225,857). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2010
(UNAUDITED)

3.	Related Party Transactions

Advances from director represent an advance granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During the first six months of 2010, Ms.Wang has advanced the company $17,872 for purposes of paying operating expenses on behalf of the Company. During the six months ended June 30, 2010 and 2009, the Company imputed interest on the advance from director of $15,629 and $13,495, respectively. As of June 30, 2010 and December 31, 2009, the Company has loans from Ms. Wang with an outstanding balance of $198,029 and $180,157 respectively.

As of June 30, 2010, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,223. These loans have no fixed terms or repayment, are unsecured, and bear no interest. During the six months ended June 30, 2010 and 2009 the Company imputed interest on the note payable-related party of $612 and $538, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowing.

4.	Stockholders' Deficiency

Stockholders' Deficiency

(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of June 30, 2010, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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
June 30, 2010
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

During six months ending June 30, 2010, the Company recorded additional paid-in capital of $36,000 for the fair value of services provided to the Company by its president.

During six months ending June 30, 2010, the Company recorded additional paid-in capital of $16,241 for the imputed interest on loans.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this Quarterly Report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this Quarterly Report.

(a) Plan of Operations

Over the next 12 to 15 months, EWRX Internet Systems, Inc. (the “Company”) plans to develop the marketing of their software, “Instant Recall,” to the OEM markets in North America. The Company has developed significant interest in its product to date and intends to capitalize on that interest, while exploring new and expanded opportunities. The Company has also developed substantial business contacts and relationships in China. Several complimentary products and opportunities exist in this market that would be of interest to the Company in its pursuit of developing an expanded line of software products to round out its product line.

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

The Company does not anticipate any staffing changes for the immediate future. The Company will however require some paid and full time staff as the marketing and sales efforts begin to take shape. It is expected that clerical and office personnel will be required after the third quarter of 2010. The Company will, as required, employ a senior sales person to respond to clients requirements for service. Other sales and marketing personnel will be acquired as the sales dictate.

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has been in a state of reorganization and development over the past two years. We believe that this period was important to the business operations because it provided time for consolidation and integration into the market. The Company continues to experience financial deficiencies that have been a source of constant concern over this and previous periods in its operations. As a result, the Company has been unable to reach some of the goals that had been set for its development.

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

The Company has, over the last several months, successfully established relationships as anticipated above with Chinese business leaders in major corporations. These contacts have product and technology of interest to the Company. In addition, they may also have the financial ability to assist the Company in its requirements.

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

REASON FOR MANAGEMENT PROCEEDING WITH ITS EFFORTS TO REGISTER UNDER THE EXCHANGE ACT AND ESTIMATE OF COST OF COMPLIANCE

The Management and Board of Directors of the Company desire to register the Company under the Exchange Act because they intend to use this status to attract certain business enterprises and for potential investment and capital raising purposes. The Company estimates that it will incur expenses of approximately $35,000 to $50,000 per annum to remain compliant. Most recently, these costs have been borne by the principles and Management will continue to do so until such time as the Company is in a position to carry that responsibility through sales of its products and services or funding from investment.

Liquidity and Capital Resources

The Company’s primary source of liquidity as of June 30, 2010 is cash on hand. Cash on hand as of June 30, 2010 was $2,865. Current assets totaled $2,865 on June 30, 2010. Current liabilities were $321,236 on June 30, 2010.

The Company will continue to evaluate alternative sources of capital to meet our requirements, including other asset or debt financing, issuing equity securities and entering into financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

The Company currently does not have enough cash to satisfy its minimum cash requirements for the next twelve months. The Company is going to rely on loans from our officers and directors to meet the short term cash requirements. However, the present state of the Company’s liquidity and capital resources raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed & Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWRX INTERNET SYSTEMS, INC.

Date: August 16, 2010	By:	/s/ Jessica Q. Wang
Jessica Q. Wang
Chief Executive Officer and
Principal Accounting Officer