Form 10-Q
period 2010-09-30
EWRX INTERNET SYSTEMS INC
filed 2010-11-12
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

The number of shares outstanding of the Registrant’s common stock as of November 12, 2010 was 100,000,000 shares of common stock, par value $0.001.

EWRX INTERNET SYSTEMS, INC.

FORM 10-Q

September 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

CONDENSED UNAUDITED
FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

CONTENTS

CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND AS OF DECEMBER 31, 2009	3

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2010 (UNAUDITED)	4

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2010 (UNAUDITED)	5

CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2010 (UNAUDITED)	6

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	7 - 11

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Balance Sheets

	September 30	December 31
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash	$2,383	$3,593
Total Current Assets	2,383	3,593
Total Assets	$2,383	$3,593

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$97,292	$98,954
Accrued expenses	13,011	24,168
Note payable - related parties	8,442	8,349
Advances payable - director	205,254	180,157
Total Liabilities	323,999	311,628

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.01 par value, 500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid - in capital	7,555,221	7,476,261
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	(893)	(893)
Earnings accumulated during the development stage	520,200	612,741
Total Stockholders' Deficiency	(321,616)	(308,035)
Total Liabilities and Stockholders' Deficiency	$2,383	$3,593

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Operations

"UNAUDITED"

					For the Period
					from
					January 1, 2002
					(Re-entering the
					Development
	For the Three Months Ended		For the Nine Months Ended		Stage)
	September 30		September 30		to September 30
	2010	2009	2010	2009	2010

Operating Expenses

Entertainment	$-	$-	$-	$-	$1,849
In kind contribution services	18,000	18,000	54,000	54,000	270,000
Management fees	-	-	-	-	15,000
Office and general	694	1,161	4,113	3,301	42,321
Professional fees	2,138	2,521	16,140	12,788	225,136
Salary and wages	-	-	-	-	28,000
Telephone	158	94	439	312	1,855
Travel	-	-	3,967	-	5,546
Total Operating Expenses	20,990	21,776	78,659	70,401	589,707

Net Loss from Operations	(20,990)	(21,776)	(78,659)	(70,401)	(589,707)

Other Income (Expenses) Income
Foreign exchange (loss) gain	(327)	778	(284)	1,022	(7,394)

Interest expense	(8,647)	(7,773)	(24,960)	(21,806)	(133,617)
Forgiveness of debt	-	-	11,362	-	1,250,918
Total Other Income (Expenses)	(8,974)	(6,995)	(13,882)	(20,784)	1,109,907

Net (loss) income	$(29,964)	$(28,771)	$(92,541)	$(91,185)	$520,200
Net income (loss) per Share - Basic and Diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - Basic and Diluted	100,000,000	100,000,000	100,000,000	100,000,000

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS INC.
(A Development Stage Company)

Condensed Statements of Changes in Stockholders' Deficiency
for the period (January 1, 2002) (Re-entering the Development
Stage) to September 30, 2010

(Unaudited)

						Earnings
						Accumulated	Accumulated
				Additional		During the	Other	Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$-	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-	3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	-	40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss	-	-	-	-	-	-	-	(127,404)

In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	$100,000	-	$7,476,261	$(8,496,144)	$612,741	$(893)	$(308,035)

Net loss	-	-	-	-	-	(92,541)	-	(92,541)
In kind contribution - interest	-	-	-	24,960	-	-	-	24,960
In kind contribution - services	-	-	-	54,000	-	-	-	54,000
Balance, September 30, 2010	100,000,000	$100,000	-	$7,555,221	$(8,496,144)	$520,200	$(893)	$(321,616)

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Condensed Statements of Cash Flows
"UNAUDITED"

			Period from
			January 1, 2002,
			(Re-entering the
			Development
	For the Nine Months Ended		Stage)
	September 30		to September 30
	2010	2009	2010

Cash Flows from Operating Activities
Net (loss) income	$(92,541)	$(91,185)	$520,200
Adjustments to reconcile net income/loss to net cash used in operations
Non cash item -Expenses recovered	-	-	(1,142,152)
In kind contribution - services	54,000	54,000	270,000
Imputed interest on loans	24,960	21,789	97,505
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	(1,662)	-	7,653
Increase/(Decrease) in accrued liabilities	(11,157)	(2,530)	13,011
Net Cash Used in Operating Activities	(26,400)	(17,926)	(233,783)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	93	-	68,859
Repayment of loans from directors	-	-	(741)
Repayment of loans from related parties	-	-	(60,417)
Advances from directors	25,097	21,853	190,658
Net Cash Provided by Financing Activities	25,190	21,853	237,059

Effect of exchange rate changes on cash and cash equivalents	-	(893)	(893)

Net (decrease) increase in cash	(1,210)	3,034	2,383
Cash, beginning of period/year	3,593	2,700	-

Cash, end of period/year	$2,383	$5,734	$2,383

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2010
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization

(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the nine months ended September 30, 2010 and 2009.

(E)	Fair Value of Financial Instruments

The carrying amounts of the company's financial instruments including accounts payable and accrued expenses approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2010
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of September 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

(H)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I)	Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2010
(UNAUDITED)

1.	Summary of Significant Accounting Policies and Organization (continued)

(J)	Comprehensive Income

FASB Accounting Standards Codification Topic 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of the net loss as reported in the statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the amount owed to a related party. Comprehensive loss as of September 30, 2010 and 2009 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009

Net loss	$(92,541)	$(91,185)
Other comprehensive loss:
Foreign currency translation adjustment	-	(893)
Comprehensive loss	$(92,541)	$(92,078)

2.	Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, has a net loss of $(92,541) for the nine months ended September 30, 2010, a stockholder's deficiency and a working capital deficiency of $(321,616) as of September 30, 2010, and used cash in operations from re-entering the development stage of $(233,783). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EWRX INTERNET SYSTEMS INC
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2010
(UNAUDITED)

3.	Related Party Transactions

Advances payable director represent advances granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms or repayment, are unsecured, and bear no interest. During the first nine months of 2010, Ms.Wang has advanced the company $25,097 for purposes of paying operating expenses on behalf of the Company. During the nine months ended September 30, 2010 and 2009, the Company imputed interest on the advance from director of $24,022 and $20,938, respectively. As of September 30, 2010 and December 31, 2009, the Company has loans from Ms. Wang with an outstanding balance of $205,254 and $180,157 respectively.

As of September 30, 2010, the Company has loans from Navitax Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,442. These loans have no fixed terms or repayment, are unsecured, and bear no interest. During the nine months ended September 30, 2010 and 2009 the Company imputed interest on the note payable-related party of $938 and $851, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowing.

4.	Stockholders' Deficiency

Stockholders' Deficiency

(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of September 30, 2010, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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
September 30, 2010
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

During nine months ending September 30, 2010, the Company recorded additional paid-in capital of $54,000 for the fair value of services provided to the Company by its president.

During nine months ending September 30, 2010, the Company recorded additional paid-in capital of $24,960 for the imputed interest on loans.

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

5.	Subsequent Event

In October and November 2010, Ms. Wang advanced the Company $3,000 to pay administrative expenses. Similar to the other related party loans, these advances have no fixed terms or repayment, are unsecured and bear no interest.

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

REASON FOR MANAGEMENT PROCEEDING WITH ITS EFFORTS TO REGISTER UNDER THE EXCHANGE ACT AND ESTIMATE OF COST OF COMPLIANCE

The Management and Board of Directors of the Company desire to register the Company under the Exchange Act because they intend to use this status to attract certain business enterprises and for potential investment and capital raising purposes. The Company estimates that it will incur expenses of approximately $35,000 to $50,000 per annum to remain compliant. Most recently, these costs have been borne by the principal's and Management will continue to do so until such time as the Company is in a position to carry that responsibility through sales of its products and services or funding from investment.

Liquidity and Capital Resources

The Company’s primary source of liquidity as of September 30, 2010 is cash on hand. Cash on hand as of September 30, 2010 was $2,383. Current assets totaled $2,383 on September 30, 2010. Current liabilities were $323,999 on September 30, 2010.

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

While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our condensed financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

EWRX INTERNET SYSTEMS, INC.

Date: November 12, 2010	By:	/s/ Jessica Q. Wang
Jessica Q. Wang
Chief Executive Officer and
Principal Accounting Officer