Form 10-K
period 2010-12-31
EWRX INTERNET SYSTEMS INC
filed 2011-04-01
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, 200,000,000, par value $0.001
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
Yes [X]     No [   ]

As of March 21, 2011, the registrant had 100,000,000 shares of its common stock outstanding.

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

EWRX now wishes to re-list its Company and has commissioned an audit of the Company’s books and records. This audit is effective through December 31, 2010. EWRX is in compliance with the requirements of registration in the State of Nevada. The Corporate Number (EWRX) in Nevada is; C13672-97, EWRX has arranged for local representation through an approved agent by the name of; “Corporate Trust Company of Nevada”, 6100 Neil Road (STE500), Reno, NV 89511.

The current management acquired EWRX through EWRX’s interest in acquisition of software owned by Navitex Canada Inc. (“Navitex”). In the latter part of April 2002, the principals of EWRX suggested that Navitex Canada Inc. became the majority shareholder of EWRX through the issuance of shares for consideration of debt owed to Navitex under an agreement to purchase software called Instant Recall and owned by Navitex. As a result of this agreement, the current management took over the controlling interest of EWRX.

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

          (10). Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers

While most of the cost of research for “Instant Recall” was expended in previous years by Navitex, the Company has continued to support the requirement to remain in a competitive position. These expenditures were supported by one of the principals and as such were not reported as research and development. These expenditures amounted to approximately $25,000.00 per annum.

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

Because the Company has no business, its activities have been limited to maintaining it’s standing in the State of Nevada and, recently, with preparing this Annual Report and the accompanying financial statements. These activities have consumed the majority of management’s time. Accordingly, the costs in providing the use of its office have been minimal.

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

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

During the year ended December 31, 2010, there was no trading market for our Common Stock.

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

Holders

As of December 31, 2010, 100,000,000 shares of common stock are issued and outstanding. There are approximately 134 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information as of March 21, 2011, with respect to compensation plans under which our equity securities are authorized for issuance:

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

(a) Plan of Operation

Over the next 12 to 15 months, depending on our ability to fund our operations and carry-out our plan, we plan to develop our software “Instant Recall” and market it to the OEM markets in North America, while exploring new and expanded opportunities. The Company has also developed substantial business contacts and relationships in China. Several complimentary products and opportunities may exist in this market that may be of interest to EWRX in our pursuit of developing an expanded line of software products to round out its product line.

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

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has been in a state of reorganization and development over the past three years. We believe that this period was important to the business operations because it provided time for consolidation and integration into the market. The Company continues to experience financial deficiencies that have been a source of constant concern over this and previous periods in its operations. As a result the Company has been unable to reach some of the goals that had been set for its development.

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

The Company has over the last several months, successfully established relationships (as anticipated above) with Chinese Business leaders. These contacts have product and technology that may be of interest to EWRX. In addition, they may also have the financial ability to assist EWRX in its requirements. It is anticipated that we will be in a position to determine the extent to which these developments will affect EWRX by the end of 2011.

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

EWRX estimates that it will incur approximately $20,000 to $40,000 per annum to remain compliant. Most recently, these costs have been borne by the principles and Management will continue to do so until such time as the Company is in a position to carry that responsibility through sales of its products and services or funding from investment.

Liquidity and Capital Resources

Our primary source of liquidity as of December 31, 2010 is our cash on hand. Our cash on hand as of December 31, 2010 was $335. Our current assets totaled $335 on December 31, 2010. Our current liabilities were $322,506 on December 31, 2010.

We will continue to evaluate alternative sources of capital to meet our requirements, including other asset or debt financing, issuing equity securities and entering into financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. We are going to rely on loans from our officers and directors to meet the short term cash requirements. However, the present state of our liquidity and capital resources raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2010. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

BALANCE SHEETS AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009	2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2010	3

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2010	4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2010	5

NOTES TO FINANCIAL STATEMENTS	6 - 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Ewrx Internet Systems, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Ewrx Internet Systems, Inc. (the “Company”) (a Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency and cash flows for the two years then ended and for the period from January 1, 2002 (re-entering the development stage) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Ewrx Internet Systems, Inc. (A Development Stage Company) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the two years then ended and for the period from January 1, 2002 (re-entering the development stage) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no operations, a net loss of $119,861 for the year ended December 31, 2010, a stockholders’ deficiency and a working capital deficiency of $322,171 as of December 31 2010, and cash used in operations from January 1, 2002 (re-entering the development stage) of $240,088, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 29, 2011

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Balance Sheets

	December 31	December 31
	2010	2009
	$	$
ASSETS

Current Assets
Cash	$335	$3,593
Total Current Assets	335	3,593

Total Assets	$335	$3,593

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accruals	$97,292	$98,954
Accrued liabilities	7,261	24,168
Note payable - related party	8,626	8,349
Advances payable - director	209,327	180,157
Total Liabilities	322,506	311,628

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-

Common stock, $0.001 par value; 200,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid - in capital	7,581,986	7,476,261
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	(893)	(893)
Earnings accumulated during the development stage	492,880	612,741
Total Stockholders' Deficiency	(322,171)	(308,035)

Total Liabilities and Stockholders' Deficiency	$335	$3,593

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Statements of Operations

	For the Years Ended December 31		For the Period from January 1, 2002 (Re-entering the Development Stage) to December 31
	2010	2009	2010
Operating Expenses

Entertainment	$-	$-	$1,849
In kind contribution - services	72,000	72,000	288,000
Management fees	-	-	15,000
Office and General	5,002	5,205	43,210
Professional fees	15,426	20,356	224,422
Salary and Wages	-	-	28,000
Telephone	592	514	2,008
Travel	3,967	39	5,546
Total Operating Expenses	96,987	98,114	608,035

Net Loss from operations	(96,987)	(98,114)	(608,035)

Other (Expenses) Income
Foreign exchange gain (loss)	(511)	847	(7,621)
Interest expense	(33,725)	(29,244)	(142,382)
Forgiveness of debt	11,362	-	1,250,918

Total Other (Expenses) Income	(22,874)	(28,397)	1,100,915

Net (loss) income Before Income Taxes	(119,861)	(126,511)	492,880
Provision for income taxes	-	-	-

Net (loss) income	$(119,861)	$(126,511)	$492,880
Net (loss) income per Share - Basic and Diluted	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,000,000	100,000,000

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Statement of Changes in Stockholders' Deficiency
for the Period from January 1, 2002
(Re-entering the Development Stage)
Through to December 31, 2010

						Earnings
						Accumulated	Accumulated
				Additional		During the	Other	Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704 $	-	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-	3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	-	40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss								(127,404)

In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)	(308,035)

Net loss						(119,861)		(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000,000	$100,000	-	$7,581,986	$(8,496,144)	$492,880	$(893)	$(322,171)

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Statements of Cash Flows

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Years Ended		Stage)
	December 31		to December 31
	2010	2009	2010

Cash Flows from Operating Activities
Net (loss) income	$(119,861)	$(126,511)	$492,880
Adjustments to reconcile net income/(loss) to net cash used in operations
Non-cash item - expenses recovered	-	-	(1,142,152)
In kind contribution services	72,000	72,000	288,000
Imputed interest on loans	33,725	29,244	106,270
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	(1,662)	-	7,653
Increase/(Decrease) in accrued liabilities	(16,907)	3,850	7,261
Net Cash Used in Operating Activities	(32,705)	(21,417)	(240,088)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	277	179	68,718
Repayment of loans from directors	(432)	-	(1,212)
Repayment of loans from related parties	-	-	(60,092)
Advances from director	29,602	23,024	195,202
Net Cash Provided by Financing Activities	29,447	23,203	241,316

Effect of exchange rate changes on cash and cash equivalents	-	(893)	(893)

Net (decrease) increase in cash	(3,258)	893	335

Cash, beginning of period/year	3,593	2,700	-

Cash, end of period/year	$335	$3,593	$335

Supplemental Information:

Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2010 and 2009

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

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes deposits at foreign financial institutions which are not covered by FDIC.

As of December 31, 2010 and 2009, the Company held $3 and $3,531 in US Funds at a Canadian bank, respectively. In addition, as of December 31, 2010 and 2009 the Company held $332 (translated to USD) and $62 (translated to USD) of Canadian funds in a Canadian bank, respectively.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the years ended December 31, 2010 and 2009.

	(E)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2010 and 2009

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of December 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

FASB Accounting Standards Codification Topic 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of the net loss as reported in the statements of operations and other comprehensive income transactions. Other comprehensive income transactions that current apply to the Company result from changes in exchange rates used in translating the amount owed to a related party. Comprehensive loss as of December 31, 2010 and 2009 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the years ended December 31, 2010 and 2009:

	Year Ended	Year Ended
	2010	2009

Net loss	$(119,861)	$(126,511)
Other comprehensive loss:
Foreign currency translation adjustment	-	(893)

Comprehensive loss	$(119,861)	$(127,404)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2010 and 2009
2.	Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $119,861 for the year ended December 31, 2010, a stockholder's deficiency and a working capital deficiency of $322,171 as of December 31, 2010, and cash used in operations from re-entering the development stage of $240,088. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

Advances from director represent advances granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the year ended December 31, 2010, Ms.Wang advanced the company $29,602 and was reimbursed $432 for purposes of paying operating expenses on behalf of the Company. During the year ended December 31, 2010 and 2009, the Company imputed interest on the advance from director of $32,457 and $28,092, respectively. As of December 31, 2010 and December 31, 2009, the Company has loans from Ms. Wang with an outstanding balance of $209,327 and $180,157 respectively.

As of December 31, 2010 and 2009, the Company has loans from Navitex Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,626 and $8,349, respectively. These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the years ended December 31, 2010 and 2009, the Company imputed interest on the note payable - related party of $1,268 and $1,152, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings. (See Note 4(d))

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2010 and 2009
4.	Stockholders' Deficiency

Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of December 31, 2010, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

During 2010, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its president.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2010 and 2009
4.	Stockholders' Deficiency (cont’d…)

During 2010, the Company recorded additional paid-in capital of $33,725 for the imputed interest on loans from related parties. (See Note 3)

	(E)	Amendment to Articles of Incorporation

During 1999, the Company amended its Articles of Incorporation to change the name of the corporation and provide for an increase in its authorized share capital. The name of the Company was changed from Europa Resources, Inc. to EWRX Internet Systems, Inc. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.001 per share.

During 2009, the Company amended its Articles of Incorporation to increase the authorized capital stock to 200,000,000 common shares at a par value of $0.001 per share.

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

The provision for income taxes has been computed as follows:

	2010	2009

Expected income tax recovery (expense) at the statutory rate of 34%	$40,753	$43,014
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(35,947)	(34,423)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	-	-
Utilization of non-capital tax losses to offset current taxable income	-	-
Change in valuation allowance	(4,806)	(8,591)

Provision for income taxes	$-	$-

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2010 and 2009

5.	Income Taxes (cont'd...)

The components of deferred income taxes are as follows:

	2010	2009

Deferred income tax asset:
Net operating loss carryforwards	$2,388,226	$2,383,420
Valuation allowance	(2,388,226)	(2,383,420)
Deferred income taxes	$-	$-

The Company has tax losses available to be applied against future taxable income through 2030 and 2029, respectively. The net change in the valuation allowance for the period ended December 31, 2010 and 2009 was an increase of $4,806 and $8,591 respectively. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for the deferred income tax asset.

6.	Subsequent Event

During February 2011, the director advanced $7,219 to the company to pay for certain administrative expenses. The advance has no fixed terms of repayment, is unsecured and bears no interest. The Company imputed interest for this loan at a rate of 16.67% which is comparable to past borrowings.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following chart lists all of the Directors of the Company and their respective ages, position and term of service.

Name	Age	Position	Term
Jessica Q. Wang	47	Director	Nov 2001 – Present
Elwin Cathcart	84	Director	Aug 2007 – Present
Mark Philip Price	50	Director	May 2010 - Present

The following chart lists all of the Officers of the Company and their respective ages, position and term of service.

Name	Age	Position	Term
Jessica Q. Wang	47	President and CEO	Nov 2001 – Present
Elwin Cathcart	84	Secretary	Nov 2001 – Present
Stanley Kwan	62	Treasurer	May 2010 - Present

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

Mr. Mark Price – Director

Mr. Mark Price has been a Director of Ewrx Internet Systems since May 2010. Mr. Price has over 20 years experience in growing technology companies into successful operating and marketing organizations. Throughout this time, Mr. Price has held senior executive positions with several notable technology companies, and has provided independent management consulting services to many successful companies across North America. Mr. Price was a co-founder and managing partner of Ashlar Perfomance Group, a successful consulting and marketing firm which has been actively engaged in providing management consulting services and market development to Fortune 1000 companies across North America. Mr. Price was President of Navitex Technology Inc. from 2005-2007, and has been President of Navitex Canada Inc. from 2007 to present. In addition to these activities, Mr. Price currently continues to provide independent consulting services to Canadian technology based companies seeking to develop new markets and is an active Director of Horizon Foundation, a Canadian charitable organization.

Mark Price is the spouse of the Company's President and CEO, Jessica Q. Wang.

Stanley Kwan - Treasurer

Stanley Kwan, FCA, MBA, has been the Treasurer of EWRX Internet Systems since May 2010. Mr. Kwan is the founding partner of one of the largest Chinese public accounting practices in Toronto. Prior to establishing his own practice, Stanley was with Deloitte for almost ten years. Over the past 35 years, he has been travelling frequently between North America and Asia to provide business and tax advice to clients and is very familiar with business practices in both regions.

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

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Board of Directors

Our directors hold office until the annual meeting of stockholders of the Company following the election or until any successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Significant Employees

None.

Family Relationships

Mark Price is the spouse of the Company's President and CEO, Jessica Q. Wang

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2010 and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO):

SUMMARY COMPENSATION TABLE

Non-Qualified
						Non-Equity	Deferred	All Other
Name and				Stock	Option	Incentive Plan	Compensation	Compensation	Totals
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Jessica Wang, President and CEO	2010 2009	$ 0 $ 0	0 0	0 0	0 0	0 0	0 0	0 0	$ 0 $ 0

Elwin Cathcart, Secretary	2010 2009	$ 0 $ 0	0 0	0 0	0 0	0 0	0 0	0 0	$ 0 $ 0

Liming Wang,(1) Treasurer	2010 2009	$ 0 $ 0	0 0	0 0	0 0	0 0	0 0	0 0	$ 0 $ 0

Stanley Kwan(2) Treasurer	2010	$ 0	0	0	0	0	0	0	$ 0

(1)	Liming Wang resigned as Treasurer on May 5, 2010.
(2)	Stanley Kwan was appointed as Treasurer on May 5, 2010.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 21, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 21, 2011 by the executive officer named in the Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of March 21, 2011, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Name and Address of	Amount of	Percentage
Beneficial Owner	Beneficial Ownership	of Class

Jessica Wang Elwin Cathcart Liming Wang(1)	2,050,000 1,650,000 0	2.05% 1.65% 0

Mark Price(3)	0	0

All Executive Officers and Directors as a Group (3 people)	3,700,000	3.7%

Navitex Canada, Inc. (2)	73,873,733	73.87%

(1)	Liming Wang resigned as Director and Treasurer on May 5, 2010.
(2)	Jessica Wang has voting and dispositive power over the shares held by Navitex Canada, Inc. Jessica Wang may be deemed to beneficially own the shares of Common Stock held by Navitex Canada, Inc.
(3)	Mark Price was appointed Director on May 5, 2010.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Ms. Jessica Q. Wang, one of our directors, pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms for repayment, are unsecured, and bear no interest. During the year of 2010, Ms. Wang advanced the company $29,602 and was reimbursed $432 for purposes of paying operating expenses on behalf of the Company. During the year ended December 31, 2010 and 2009, the Company imputed interest on the advance from director of $32,457 and $28,092, respectively. As of December 31, 2010 and December 31, 2009, the Company has loans from Ms. Wang with an outstanding balance of $209,327 and $180,157 respectively.

As of December 31, 2010 and 2009, the Company has loans from Navitex Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,626 and $8,349, respectively. These loans have no fixed terms for repayment, are unsecured, and bear no interest. During the year 2010 and 2009, the company imputed interest on the note payable-related party of $1,268 and $1,152, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2010 and December 31, 2009, we were billed approximately $7,950 and $9,008 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2010 and December 31, 2009.

Tax Fees

For the Company's fiscal years ended December 31, 2010 and December 31, 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and December 31, 2009.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

EWRX Internet Systems, Inc.

By:	/s/ Jessica Q. Wang
Chief Executive Officer and Principal
Accounting Officer

Dated:	April 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jessica Q. Wang	Chief Executive Officer and Principal	April 1, 2011
Jessica Q. Wang	Accounting Officer