Form 10-Q
period 2011-03-31
EWRX INTERNET SYSTEMS INC
filed 2011-05-16
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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
Yes [ X ]  No [   ]

The number of shares outstanding of the Registrant’s common stock as of May 12, 2011 was 100,000,000 shares of common stock, par value $0.001.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

CONTENTS

CONDENSED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND AS OF DECEMBER 31, 2010	1

CONDENSED STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2011 (UNAUDITED)	2

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2011 (UNAUDITED)	3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2011 (UNAUDITED)	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5 - 8

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Condensed Balance Sheets
	March 31	December 31
	2011	2010
	(Unaudited)

ASSETS
Current Assets
Cash	$4,170	$335
Total Current Assets	4,170	335
Total Assets	$4,170	$335
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accruals	$97,292	$97,292
Accrued liabilities	12,182	7,261
Note payable - related party	8,895	8,626
Advances payable - director	216,249	209,327
Total Liabilities	334,618	322,506

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid - in capital	7,609,055	7,581,986
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	(893)	(893)
Earnings accumulated during the development stage	457,534	492,880
Total Stockholders' Deficiency	(330,448)	(322,171)

Total Liabilities and Stockholders' Deficiency	$4,170	$335

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Condensed Statements of Operations

"Unaudited"
			For the Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Three Months		Stage)
	Ended March 31		to March 31
	2011	2010	2011
Operating Expenses
Entertainment	$-	$-	$1,849
In kind
contribution - services	18,000	18,000	306,000
Management fees	-	-	15,000
Office and General	772	1,209	43,982
Professional fees	7,045	8,644	231,467
Salary and Wages	-	-	28,000
Telephone	112	130	2,120
Travel	-	3,967	5,546
Total Operating Expenses	25,929	31,950	633,964
Net Loss from operations	(25,929)	(31,950)	(633,964)
Other (Expenses) Income
Foreign exchange gain (loss)	(258)	(260)	(7,879)
Interest expense	(9,159)	(7,952)	(151,541)
Forgiveness of debt	-	11,362	1,250,918
Total Other (Expenses) Income	(9,417)	3,150	1,091,498
	(35,346)	(28,800)	457,534
Provision for income taxes	-	-	-
Net (loss) income	$(35,346)	$(28,800)	$457,534
Net (loss) income per Share - Basic and Diluted	$-	$-
Weighted Average Number of Common Stock during the period - Basic and Diluted	100,000,000	100,000,000

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS INC.
(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficiency
for the period January 1, 2002 (Re-entering the Development
Stage) Through March 31, 2011

"Unaudited"

						Earnings
						Accumulated	Accumulated
				Additional		During the	Other	Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	Deficiency
Balance, December 31, 2001	20,704,140	$20,704	$-	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-	3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	-	40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss								(127,404)
In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)	(308,035)
Net loss						(119,861)		(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000,000	100,000	-	7,581,986	(8,496,144)	492,880	(893)	(322,171)
Net loss						(35,346)		(35,346)
In kind contribution - interest	-	-	-	9,069	-	-	-	9,069
In kind contribution - services	-	-	-	18,000	-	-	-	18,000
Balance, March 31, 2011	100,000,000	$100,000	-	$7,609,055	$(8,496,144)	$457,534	$(893)	$(330,448)

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Condensed Statements of Cash Flows

"Unaudited"

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Three Months		Stage)
	Ended March 31		to March 31
	2011	2010	2011
Cash Flows from Operating Activities
Net (loss) income	$(35,346)	$(28,800)	$457,534
Adjustments to reconcile net income/(loss) to net cash used in operations
Non-cash item - expenses recovered	-	-	(1,142,152)
In kind contribution services	18,000	18,000	306,000
Imputed interest on loans	9,069	7,952	115,339
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	-	(1,662)	7,653
Increase/(Decrease) in accrued liabilities	4,921	(8,334)	12,182
Net Cash Used in Operating Activities	(3,356)	(12,844)	(243,444)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	269	199	68,987
Repayment of loans from directors	(411)	-	(1,623)
Repayment of loans from related parties	-	-	(60,092)
Advances from director	7,333	11,560	202,535
Net Cash Provided by Financing Activities	7,191	11,759	248,507
Effect of exchange rate changes on cash and cash equivalents	-	-	(893)
Net increase (decrease) in cash	3,835	(1,085)	4,170
Cash, beginning of period/year	335	3,593	-
Cash, end of period/year	$4,170	$2,508	$4,170
Supplemental Information:
Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2011
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensives presentation of financial position and results of operations. The interim results for the period ended March 31, 2011 are not necessarily indicative of results for the full year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the three months ended March 31, 2011 and 2010.

	(E)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2011
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of March 31, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, a net loss of $35,346 for the three months ended March 31, 2011, a stockholder's deficiency and a working capital deficiency of $330,448 as of March 31, 2011, and cash used in operations from re-entering the development stage of $243,444. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2011
"Unaudited"

3.	Related Party Transactions

Advances from director represent advances granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the three months ended March 31, 2011, Ms.Wang advanced the company $7,333 for purposes of paying operating expenses on behalf of the Company and was repaid $411. During the three months ended March 31, 2011 and 2010, the Company imputed interest on the advance from director of $8,745 and $7,641, respectively. As of March 31, 2011 and December 31, 2010, the Company has loans from Ms. Wang with an outstanding balance of $216,249 and $209,327 respectively.

As of March 31, 2011, the Company has loans from Navitex Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,895. These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the three months ended March 31, 2011 and 2010, the Company imputed interest on the note payable - related party of $324 and $311, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings. (See Note 4(d))

4.	Stockholders' Deficiency

Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of March 31, 2011, the Company has not made any sales of the software that would result in the payment of a royalty fee.

	(B)	Common Stock Issued for Debt

During 2002, the Company issued 1,276,227 shares of common stock in order to settle debt amounting to $199,148. ($0.1560 per share)

During 2003, the Company issued 40,000,000 shares of common stock in order to settle debt amounting to $40,000. ($0.0010 per share)

During 2004, the Company issued 33,873,733 shares of common stock in order to settle debt amounting to $21,316. ($0.0006 per share)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2011
"Unaudited"

4.	Stockholders' Deficiency (cont'd...)

	(C)	Common Stock Issued for Cash

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

During 2010, the Company recorded additional paid-in capital of $33,725 for the imputed interest on loans from related parties. (See Note 3)

During three months ending March 31, 2011 the Company recorded additional paid-in capital of $18,000 for the fair value of services provided to the Company by its president.

During three months ending March 31, 2011, the Company recorded additional paid-in capital of $9,069 for the imputed interest on loan.

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

(a) Plan of Operations

Since we formally ceased operations, we have had no business or operations. Recently, our management determined that it was in the best interests of our shareholders to seek an operating company to acquire. All of our efforts are now focused on finding such an acquisition candidate, although we do not currently have any candidates identified and we have only had very preliminary negotiations regarding potential candidates.

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

It is anticipated that we will be in a position to determine the extent to which these developments will affect EWRX by the later part of 2011.

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

Liquidity and Capital Resources

The Company’s primary source of liquidity as of March 31, 2011 is cash on hand. Cash on hand as of March 31, 2011 was $4,170. Current assets totaled $4,170 on March 31, 2011. Current liabilities were $334,618 on March 31, 2011.

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

Item 4. Controls and Procedures

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

EWRX INTERNET SYSTEMS, INC.

Date: May 16, 2011	By: /s/ Jessica Q. Wang
Jessica Q. Wang
Chief Executive Officer and
Principal Accounting Officer