Form 10-Q
period 2011-06-30
EWRX INTERNET SYSTEMS INC
filed 2011-08-12
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number: 000-27195

EWRX INTERNET SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0117139
(State or other jurisdiction of	(I.R.S. Employee Identification No.)
incorporation or organization)

4950 Yonge St. Suite 910,
Toronto, Ontario, Canada M2N 6K1
(Address of principal executive offices) (Zip Code)

(416) 298-9606
(Registrants telephone number, including area code)

N/A
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
Yes [ X ]     No [  ]

The number of shares outstanding of the Registrant’s common stock as of August 11, 2011 was 100,000,000 shares of common stock, par value $0.001.

EWRX INTERNET SYSTEMS, INC.

FORM 10-Q

June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2011

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

CONTENTS

Page

CONDENSED BALANCE SHEETS AS OF JUNE 30, 2011 (UNAUDITED) AND AS OF DECEMBER 31, 2010	F-1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS PERIOD ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2011 (UNAUDITED)	F-2

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2011 (UNAUDITED)	F-3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2011 (UNAUDITED)	F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - 10

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Condensed Balance Sheets

	June 30	December 31
	2011	2010
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	$1,008	$335
Total Current Assets	1,008	335

Total Assets	$1,008	$335

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$112,623	$104,553
Note payable - related party	8,957	8,626
Advances payable - director	217,245	209,327
Total Liabilities	338,825	322,506

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-

Common stock, $0.001 par value; 200,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid - in capital	7,636,168	7,581,986
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	(893)	(893)
Earnings accumulated during the development stage	423,052	492,880
Total Stockholders' Deficiency	(337,817)	(322,171)

Total Liabilities and Stockholders' Deficiency	$1,008	$335

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Condensed Statements of Operations

"Unaudited"

					For the Period from
					January 1, 2002
					(Re-entering the
					Development
	For the Three Months		For the Six Months		Stage)
	Ended June 30		Ended June 30		to June 30
	2011	2010	2011	2010	2011
Operating Expenses

Entertainment	$69	$-	$69	$-	$1,918
In kind contribution - services	18,000	18,000	36,000	36,000	324,000
Management fees	-	-	-	-	15,000
Office and General	650	2,210	1,422	3,419	44,632
Professional fees	6,422	5,358	13,467	14,002	237,889
Salary and Wages	-	-	-	-	28,000
Telephone	169	151	281	281	2,289
Travel	-	-	-	3,967	5,546
Total Operating Expenses	25,310	25,719	51,239	57,669	659,274

Net Loss from operations	(25,310)	(25,719)	(51,239)	(57,669)	(659,274)

Other (Expenses) Income

Foreign exchange (loss) gain	(41)	303	(299)	43	(7,920)

Interest expense	(9,131)	(8,361)	(18,290)	(16,313)	(160,672)
Forgiveness of debt	-	-	-	11,362	1,250,918

Total Other Income (Expenses)	(9,172)	(8,058)	(18,589)	(4,908)	1,082,326

Net (loss) income $	(34,482)	$(33,777)	$(69,828)	$(62,577)	$423,052
Net income (loss) per Share - Basic and Diluted	$-	$-	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,000,000	100,000,000	100,000,000	100,000,000

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS INC.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency for the period January 1, 2002 (Re-entering the Development Stage) to June 30, 2011

"Unaudited"

						Earnings
						Accumulated	Accumulated
				Additional		During the	Other	Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$-	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-	- 3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	- 44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	-	- 40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	- 21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss								(127,404)

In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)	(308,035)

Net loss						(119,861)		(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000,000	100,000	-	7,581,986	(8,496,144)	492,880	(893)	(322,171)

Net loss for the six months ended June 30, 2011						(69,828)		(69,828)
In kind contribution - interest	-	-	-	18,182	-	-	-	18,182
In kind contribution - services	-	-	-	36,000	-	-	-	36,000
Balance, June 30, 2011	100,000,000	$100,000	$-	$7,636,168	$(8,496,144)	$423,052	$(893)	$(337,817)

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Condensed Statements of Cash Flows

"Unaudited"

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Six Months		Stage)
	Ended June 30		to June 30
	2011	2010	2011

Cash Flows from Operating Activities
Net (loss) income	$(69,828)	$(62,577)	$423,052
Adjustments to reconcile net income/(loss)
to net cash used in operations
Non-cash item - expenses recovered	-	-	(1,142,152)
In kind contribution services	36,000	36,000	324,000
Imputed interest on loans	18,182	16,241	124,452
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable
and accrued liabilities	8,070	(8,138)	22,984
Net Cash Used in Operating Activities	(7,576)	(18,474)	(247,664)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	331	(126)	69,049
Repayment of loans from directors	(411)	-	(1,623)
Repayment of loans from related parties	-	-	(60,092)
Advances from director	8,329	17,872	203,531
Net Cash Provided by Financing Activities	8,249	17,746	249,565

Effect of exchange rate changes on cash and
cash equivalents	-	-	(893)

Net increase (decrease) in cash	673	(728)	1,008
Cash, beginning of period/year	335	3,593	-

Cash, end of period/year	$1,008	$2,865	$1,008

Supplemental Information:

Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2011

"Unaudited"

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensives presentation of financial position and results of operations. The interim results for the period ended June 30, 2011 are not necessarily indicative of results for the full year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the six months ended June 30, 2011 and 2010.

	(E)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2011

"Unaudited"

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of June 30, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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

A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring In April 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have material effect on its financial position or results of operations.

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2011
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization (continued)

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in US GAAP and IFRS

In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle and requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Amendments to Topic 220, Comprehensive Income

In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2011

"Unaudited"

2.	Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, a net loss of $69,828 for the six months ended June 30, 2011, a stockholder's deficiency and a working capital deficiency of $337,817 as of June 30, 2011, and cash used in operations from re-entering the development stage of $247,664. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

Advances from director represent advances granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the six months ended June 30, 2011, Ms.Wang advanced the company $8,329 for purposes of paying operating expenses on behalf of the Company and was repaid $411. During the six months ended June 30, 2011 and 2010, the Company imputed interest on the advance from director of $17,531 and $15,629, respectively. As of June 30, 2011 and December 31, 2010, the Company has loans from Ms. Wang with an outstanding balance of $217,245 and $209,327 respectively.

As of June 30, 2011, the Company has loans from Navitex Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,957. These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the six months ended June 30, 2011 and 2010, the Company imputed interest on the note payable - related party of $651 and $612, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings. (See Note 4(d))

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2011

"Unaudited"

4.	Stockholders' Deficiency

Stockholders' Deficiency

(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of June 30, 2011, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2011

"Unaudited"

4.	Stockholders' Deficiency (cont'd...)

During 2010, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its president.

During 2010, the Company recorded additional paid-in capital of $33,725 for the imputed interest on loans from related parties. (See Note 3)

During six months ending June 30, 2011 the Company recorded additional paid-in capital of $36,000 for the fair value of services provided to the Company by its president.

During six months ending June 30, 2011, the Company recorded additional paid-in capital of $18,182 for the imputed interest on loan.

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

Subsequent to June 30, 2011, a director advanced $3,203 to the company to pay operating expenses. The advance has no fixed term of repayment, is unsecured and bears no interest.

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

Liquidity and Capital Resources

The Company’s primary source of liquidity as of June 30, 2011 is cash on hand. Cash on hand as of June 30, 2011 was $1,008. Current assets totaled $1,008 on June 30, 2011. Current liabilities were $338,825 on June 30, 2011.

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

Critical Accounting Policies & Recent Accounting Pronouncements

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

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed & Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWRX INTERNET SYSTEMS, INC.

Date: August 12, 2011	By:	/s/ Jessica Q. Wang
Jessica Q. Wang
Chief Executive Officer and
Principal Accounting Officer
(Duly Authorized Officer and Principal Executive Officer)