Form 10-Q
period 2011-09-30
EWRX INTERNET SYSTEMS INC
filed 2011-11-14
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes [ ] No [X]

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
Yes [ X ] No [ ]

The number of shares outstanding of the Registrant’s common stock as of November 9, 2011 was 100,000,000 shares of common stock, par value $0.001.

EWRX INTERNET SYSTEMS, INC.

FORM 10-Q

September 30, 2011

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

CONTENTS

CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND AS OF DECEMBER 31, 2010	3

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2011 (UNAUDITED)	4

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2011 (UNAUDITED)	5

CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2011 (UNAUDITED)	6

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	7 - 12

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Condensed Balance Sheets

	September 30	December 31
	2011	2010
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	$1,302	$335
Total Current Assets	1,302	335

Total Assets	$1,302	$335

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$115,733	$104,553
Note payable - related party	8,376	8,626
Advances payable - director	223,368	209,327
Total Liabilities	347,477	322,506

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-

Common stock, $0.001 par value; 200,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid - in capital	7,663,600	7,581,986
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	(893)	(893)
Earnings accumulated during the development stage	387,262	492,880
Total Stockholders' Deficiency	(346,175)	(322,171)

Total Liabilities and Stockholders' Deficiency	$1,302	$335

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Condensed Statements of Operations
"Unaudited"

					For the Period from
					January 1, 2002
					(Re-entering the
					Development
	For the Three Months		For the Nine Months		Stage) to
	Ended September 30		Ended September 30		September 30
	2011	2010	2011	2010	2011
Operating Expenses

Entertainment	-	$-	$69	$-	$1,918
In kind contribution - services	18,000	18,000	54,000	54,000	342,000
Management fees	-	-	-	-	15,000
Office and General	4,879	694	6,301	4,113	49,511
Professional fees	3,838	2,138	17,305	16,140	241,727
Salary and Wages	-	-	-	-	28,000
Telephone	169	158	450	439	2,458
Travel	-	-	-	3,967	5,546
Total Operating
Expenses	26,886	20,990	78,125	78,659	686,160
Net Loss from operations	(26,886)	(20,990)	(78,125)	(78,659)	(686,160)

Other (Expenses) Income

Foreign exchange (loss) gain	(7)	(327)	(306)	(284)	(7,927)
Interest expense	(8,897)	(8,647)	(27,187)	(24,960)	(169,569)
Forgiveness of debt	-	-	-	11,362	1,250,918

Total Other Income (Expenses)	(8,904)	(8,974)	(27,493)	(13,882)	1,073,422

Net income (loss)	$(35,790)	$(29,964)	$(105,618)	$(92,541)	$387,262
Net income (loss) per
Share - Basic and Diluted	$-	$-	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,000,000	100,000,000	100,000,000	100,000,000

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Condensed Statement of Changes in
Stockholders' Deficiency for the
Period January 1, 2002 (Re-entering
the Development Stage) to September 30, 2011

"Unaudited"						Earnings
						Accumulated	Accumulated
				Additional		During the	Other	Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$-	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-	3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	-	40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss								(127,404)

In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)	(308,035)

Net loss						(119,861)		(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000,000	100,000	-	7,581,986	(8,496,144)	492,880	(893)	(322,171)

Net loss for the nine months ended September 30, 2011						(105,618)		(105,618)
In kind contribution - interest	-	-	-	27,614	-	-	-	27,614
In kind contribution - services	-	-	-	54,000	-	-	-	54,000
Balance, September 30, 2011	100,000,000	$100,000	$-	$7,663,600	$(8,496,144)	$387,262	$(893)	$(346,175)

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Condensed Statements of Cash Flows
"Unaudited"

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Nine Months		Stage) to
	Ended September 30		September 30
	2011	2010	2011

Cash Flows from Operating Activities
Net (loss) income	$(105,618)	$(92,541)	$387,262
Adjustments to reconcile net (loss) income to net cash used in operations
Non-cash item - expenses recovered	-	-	(1,142,152)
In kind contribution services	54,000	54,000	342,000
Imputed interest on loans	27,614	24,960	133,884
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable and accrued liabilities	11,180	(12,819)	26,094
Net Cash Used in Operating Activities	(12,824)	(26,400)	(252,912)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	93	68,718
Repayment of loans from directors	(411)	-	(1,623)
Repayment of loans from related parties	(250)	-	(60,342)
Advances from director	14,452	25,097	209,654
Net Cash Provided by Financing Activities	13,791	25,190	255,107

Effect of exchange rate changes on cash and cash equivalents	-	-	(893)

Net increase (decrease) in cash	967	(1,210)	1,302
Cash, beginning of period/year	335	3,593	-

Cash, end of period/year	$1,302	$2,383	$1,302

Supplemental Information:

Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2011
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensives presentation of financial position and results of operations. The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

As of September 30, 2011 and December 31, 2010, the Company held $1,250 and $3 in US Funds at a Canadian bank respectively. In addition as of September 30, 2011 and December 31, 2010, the Company held $52 (translated to USD) and $332 (translated to USD) of Canadian Fund in a Canadian bank, respectively.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the nine months ended September 30, 2011 and 2010.

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2011
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization (continued)

	(E)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

	(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of September 30, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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
September 30, 2011
"Unaudited"

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

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05. Under the amendment in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2011
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization (continued)

(I)

Recent Accounting Pronouncements (continued) would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. This standard is not expected to have a material impact on the Company's reported results of operations or financial position.

2.	Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, a net loss of $105,618 for the nine months ended September 30, 2011, a stockholders' deficiency and a working capital deficiency of $346,175 as of September 30, 2011, and cash used in operations from re-entering the development stage of $252,912. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

Advances from director represent advances granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the nine months ended September 30, 2011, Ms.Wang advanced the company $14,452 for purposes of paying operating expenses on behalf of the Company and was repaid $411. During the nine months ended September 30, 2011 and 2010, the Company imputed interest on the advance from director of $26,673 and $24,022, respectively. As of September 30, 2011 and December 31, 2010, the Company has loans from Ms. Wang with an outstanding balance of $223,368 and $209,327 respectively.

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2011
"Unaudited"

3.	Related Party Transactions (continued)

As of September 30, 2011, the Company has loans from Navitex Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,376. These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the nine months ended September 30, 2011 and 2010, the Company imputed interest on the note payable - related party of $941 and $938, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings. (See Note 4(d))

4.	Stockholders' Deficiency

Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of September 30, 2011, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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
September 30, 2011
"Unaudited"

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

During 2010, the Company recorded additional paid-in capital of $33,725 for the imputed interest on loans from related parties. (See Note 3)

During nine months ending September 30, 2011 the Company recorded additional paid-in capital of $54,000 for the fair value of services provided to the Company by its president.

During nine months ending September 30, 2011, the Company recorded additional paid-in capital of $27,614 for the imputed interest on the advances from a director and note payable - related party.

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

Subsequent to September 30, 2011, a director advanced $4,520 to the Company to pay operating expenses. The advance has no fixed term of repayment, is unsecured and bears no interest.

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

Results of Operations

The Company has been in a state of reorganization and development over the past two years. We have been unsuccessful in executing our business plan and therefore have been forced to cease operating. The Company continues to experience financial deficiencies that have been a source of constant concern over this and previous periods in its operations. As a result, the Company has been unable to reach some of the goals that had been set for its development and has been forced to cease operating.

We expected to be able to generate revenue and launch our product, Instant Recall, but this has been unsuccessful.

The marketplace is in a state of flux, and, continues to require constant evaluation in terms of opportunity and reward because needs change and competition for the opportunity is always present. Over the last two years, the Company has been consolidating its business operations, developing its software and preparing for the opportunities. Although, we may be in a position in the future to re-launch our operations, there can be no assurance that the Company will be able to overcome all of the circumstances confronting it. The Company will, however, do everything possible to meet these challenges and realize its goals. EWRX financial requirements over the next fiscal year are dependent, to a major extent, on the speed at which development occurs in the emerging markets. We will continue to monitor this situation closely. As our situation matures, the requirements will become clearer.

Liquidity and Capital Resources

The Company’s primary source of liquidity as of September 30, 2011 is cash on hand. Cash on hand as of September 30, 2011 was $1,302. Current assets totaled $1,302 on September 30, 2011. Current liabilities were $347,477 on September 30, 2011.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

EWRX INTERNET SYSTEMS, INC.

Date: November 9, 2011	By: /s/ Jessica Q. Wang
Jessica Q. Wang
Chief Executive Officer and
Principal Accounting Officer
(Duly Authorized Officer and Principal Executive Officer)