Form 10-K
period 2011-12-31
EWRX INTERNET SYSTEMS INC
filed 2012-04-16
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________________ to __________________________

Commission File Number: 000-27195

EWRX INTERNET SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0117139

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

4950 Yonge St. Suite 910, Toronto, Ontario, Canada M2N 6K
(Address of principal executive offices) (Zip Code)

(416) 298-9606
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
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
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]        Accelerated filer [   ]        Non-accelerated filer [   ]        Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

At April 16, 2012, the aggregate market value of shares held by non-affiliates of the Registrant was $0.

At April 16, 2012, there were 100,000,000 shares of the Registrant’s common stock outstanding.

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

Effective January 27, 2000, the Company re-listed its common stock on the OTCBB, following clearance of its form 10-SB by the SEC. This listing was revoked by the SEC by an Administrative Order dated August 28, 2006.

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

The Company had accumulated a very large outstanding debt and had no tangible assets, other than the software it had acquired from Navitex. The new management focused the majority of its efforts on reducing the Company’s outstanding debt which contributed to a delay in bringing the software to market and the Company’s records up to date. By the Spring of 2005, the Company was finally stabilized and in a position to move ahead with its plans to market its software and begin bringing its financial statements up to date and preparing for anticipated demand for its software.

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

(1) Principle Products and Services

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

(2) Distribution methods of the products or services

In the OEM markets, the Company’s product is distributed by courier service or overland freight. The product is not subject to any weather or other related concerns, is light and very durable once packed in a bulk container or shipping box. Orders are processed at the point of manufacture and are shipped direct to the end user.

(3) Status of any publicly announced new product or services

The Company has not announced any new product of service.

(4) Competitive business conditions and the small business issuer’s competitive position in the industry and methods of competition

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

(5) Sources of availability of raw materials and the names of principal suppliers

The Company does not have and its business does not rely on raw materials. The Company does not have any sources or contacts that provide raw materials.

(6) Dependence on one or a few major customers

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

(7) Patents, Trademarks, licenses, franchises, concession, royalty agreements or labor contract, including duration

The company intends to apply for patents on its software product “ Instant Recall” in the near future.

(8) Need for any governmental approval of principal products or services

There is no need for any governmental approval of the Company’s products or services.

(9) Effect of existing or probable governmental regulations on the business

There are currently no governmental regulations on the business.

(10)Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers

While most of the cost of research for “Instant Recall” was expended in previous years by Navitex, the Company has continued to support the requirement to remain in a competitive position. These expenditures were supported by one of the principals and as such were not reported as research and development. These expenditures amounted to approximately $25,000.00 per annum.

(11) Costs and effects of compliance with environmental laws (federal, state and local)

The Company has not incurred any costs associated with compliance with environmental laws and does not expect to have any costs related to environmental laws. The product carries no risk to the public and has no environmental consequences. Management does not therefore anticipate any interference with its activities from this standpoint.

(12)Number of total employees and number of full time employees

The Company does not have any paid employees at this time.

(13)We do not need government approval for our principal products or services.

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

Because the Company has no business, its activities have been limited to maintaining its standing in the State of Nevada and, recently, with preparing this Annual Report and the accompanying financial statements. These activities have consumed the majority of management’s time. Accordingly, the costs in providing the use of its office have been minimal.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

During the year ended December 31, 2011, there was no trading market for our Common Stock.

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

Holders

As of December 31, 2011, 100,000,000 shares of common stock are issued and outstanding. There are approximately 134 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information as of April 13, 2012, with respect to compensation plans under which our equity securities are authorized for issuance:

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

ITEM 6. SELECTED FINANCIAL DATA

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

The Company has over the last several months, successfully established relationships (as anticipated above) with Chinese Business leaders. These contacts have product and technology that may be of interest to EWRX. In addition, they may also have the financial ability to assist EWRX in its requirements. It is anticipated that we will be in a position to determine the extent to which these developments will affect EWRX by the end of 2012.

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

Liquidity and Capital Resources

Our primary source of liquidity as of December 31, 2011 is our cash on hand. Our cash on hand as of December 31, 2011 was $431. Our current assets totaled $431 on December 31, 2011. Our current liabilities were $27,718 on December 31, 2011.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2011. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

BALANCE SHEETS AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010	2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2011	3

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2011	4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2011	5

NOTES TO FINANCIAL STATEMENTS	6 - 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
EWRX Internet Systems, Inc.
(a Development Stage Company)

We have audited the accompanying balance sheets of EWRX Internet Systems, Inc. (the "Company") (a Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for the two years then ended and for the period from January 1, 2002 (re-entering the development stage) through to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to the above present fairly in all material respects, the financial position of EWRX Internet Systems, Inc. (a Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the two years then ended and for the period from January 1, 2002 (re-entering the development stage) through to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no operations, a net loss of $42,360 for the year ended December 31, 2011, a stockholders' deficiency and a working capital deficiency of $27,287 as of December 31, 2011, and cash used in operations from January 1, 2002 (re-entering the development stage) of $258,606, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 16, 2012

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Balance Sheets

	December 31	December 31
	2011	2010

ASSETS

Current Assets
Cash	$431	$335
Total Current Assets	431	335

Total Assets	$431	$335

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accruals	$19,180	$104,553
Note payable - related party	8,538	8,626
Advances payable - director	-	209,327
Total Liabilities	27,718	322,506

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-

Common stock, $0.001 par value; 200,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid - in capital	7,919,230	7,581,986
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	(893)	(893)
Earnings accumulated during the development stage	450,520	492,880
Total Stockholders' Deficiency	(27,287)	(322,171)

Total Liabilities and Stockholders' Deficiency	$431	$335

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Statements of Operations and Comprehensive Loss

			For the Period
			from
			January 1, 2002
			(Re-entering the
			Development
	For the Years		Stage)
	Ended December 31		to December 31
	2011	2010	2011
Operating Expenses

Entertainment	$69	$-	$1,918
In kind contribution - services	72,000	72,000	360,000
Management fees	-	-	15,000
Office and General	8,060	5,002	51,270
Professional fees	21,539	15,426	245,961
Salary and Wages	-	-	28,000
Telephone	623	592	2,631
Travel	-	3,967	5,546
Total Operating Expenses	102,291	96,987	710,326

Net Loss from operations	(102,291)	(96,987)	(710,326)

Other (Expenses) Income	-	-	-
Foreign exchange gain (loss)	(363)	(511)	(7,984)

Interest expense	(37,000)	(33,725)	(179,382)
Forgiveness of debt	97,294	11,362	1,348,212

Total Other (Expenses) Income	59,931	(22,874)	1,160,846

Net (loss) income before Income Taxes	(42,360)	(119,861)	450,520

Provision for income taxes	-	-	-

Net (loss) income	$(42,360)	$(119,861)	$450,520
Net (loss) income per
Share - Basic and Diluted	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,000,000	100,000,000

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS INC.
(A Development Stage Company)

Statement of Changes in Stockholders' Deficiency
for the period (January 1, 2002) Re-entering the Development
Stage Through to December 31, 2011

						Earnings
						Accumulated	Accumulated
				Additional		During the	Other	Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$-	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on								-
Flashback purchase	3,700,000	3,700	-	-	-	-	-	3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	- 44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	-	- 40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	- 21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss								(127,404)

In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)	(308,035)

Net loss						(119,861)		(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000,000	$100,000	-	$7,581,986	$(8,496,144)	$492,880	$(893)	$(322,171)

Net loss						(42,360)		(42,360)
In kind contribution - interest	-	-	-	37,215	-	-	-	37,215
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	-	228,029	-	-	-	228,029

Balance, December 31, 2011	100,000,000	$100,000	-	$7,919,230	$(8,496,144)	$450,520	$(893)	$(27,287)

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Statements of Cash Flows

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Years		Stage)
	Ended December 31		to December 31
	2011	2010	2011

Cash Flows from Operating Activities
Net (loss) income	$(42,360)	$(119,861)	$450,520
Adjustments to reconcile net income/(loss) to net cash used in operations
Non-cash item - expenses recovered	-	-	(1,142,152)
Forgiveness of debt	(97,294)	-	(97,294)
In kind contribution services	72,000	72,000	360,000
Imputed interest on loans	37,215	33,725	143,485
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	11,921	(18,569)	26,835
Net Cash Used in Operating Activities	(18,518)	(32,705)	(258,606)

Cash Flows from Financing Activities
Settlement of debt by director	19,113	-	19,113
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	277	68,718
Repayment of loans from directors	(411)	(432)	(1,623)
Repayment of loans from related parties	-	-	(60,092)
Advances from director	-	29,602	195,202
Net Cash Provided by Financing Activities	18,702	29,447	260,018

Effect of exchange rate changes on cash and
cash equivalents	(88)	-	(981)

Net increase (decrease) in cash	96	(3,258)	431
Cash, beginning of period/year	335	3,593	-

Cash, end of period/year	$431	$335	$431

Supplemental Information:

Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing:

During 2011, an officer and director forgave $228,029 of advances payable.

(The accompanying notes are an integral part of these financial statements)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements
As of December 31, 2011 and 2010

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

As of December 31, 2011 and 2010, the Company held $103 and $3 in US Funds in a Canadian bank, respectively. In addition, as of December 31, 2011 and 2010 the Company held $328 (translated to USD) and $332 (translated to USD) of Canadian funds in a Canadian bank, respectively.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the years ended December 31, 2011 and 2010.

	(E)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable, notes payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements
As of December 31, 2011 and 2010

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of December 31, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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
As of December 31, 2011 and 2010

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
As of December 31, 2011 and 2010

1.	Summary of Significant Accounting Policies and Organization (continued)

(J)	Comprehensive Income

FASB Accounting Standards Codification Topic 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of the net loss as reported in the statements of operations and other comprehensive income transactions. Other comprehensive income transactions that current apply to the Company result from changes in exchange rates used in translating the amount owed to a related party. Comprehensive loss as of December 31, 2011 and 2010 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the years ended December 31, 2011 and 2010:

	Year Ended	Year Ended
	2011	2010

Net loss	$(42,360)	$(119,861)
Other comprehensive loss:
Foreign currency translation adjustment	-	-

Comprehensive loss	$(42,360)	$(119,861)

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements
As of December 31, 2011 and 2010

2.	Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $42,360 for the year ended December 31, 2011, a stockholder's deficiency and a working capital deficiency of $27,287 as of December 31, 2011, and cash used in operations from re-entering the development stage of $258,606. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Related Party Transactions

As of December 31, 2011, the Company has loans from Navitex Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,538. These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the years ended December 31, 2011 and 2010, the Company imputed interest on the note payable - related party of $1,268 and $1,268, respectively.

On the above transaction, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings. (See Note 4(d))

In December 2011, the officer and director forgave $228,029 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2011.

4.	Stockholders' Deficiency

Stockholders' Deficiency

(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of December 31, 2011, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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
As of December 31, 2011 and 2010

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

During 2010, the Company recorded additional paid-in capital of $33,725 for the imputed interest on loans from related parties. (see Note 3)

During 2011, the Company recorded additional paid-in capital of $72,000 for fair value of services provided by the Company by its president.

During 2011, the Company recorded additional paid-in capital of $37,215 for the imputed interest on loans from related parties. (see Note 3)

In December 2011, the officer and director forgave $228,029 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2011. (see Note 3)

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

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements
As of December 31, 2011 and 2010

5.	Income Taxes

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

The provision for income taxes has been computed as follows:

	2011	2010
	$	$
Expected income tax recovery (expense) at the statutory rate of 34%	$14,402	$40,753
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(4,053)	(35,947)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	-	-
Utilization of non-capital tax losses to offset current taxable income	-	-
Change in valuation allowance	(10,349)	(4,806)

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	2011	2010
	$	$

Deferred income tax asset:
Net operating loss carryforwards	$2,398,575	$2,388,226
Valuation allowance	(2,398,575)	(2,388,226)
Deferred income taxes	$-	$-

EWRX INTERNET SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements
As of December 31, 2011 and 2010

5.	Income Taxes (continued)

The Company has tax losses available to be applied against future taxable income through 2031 and 2030, respectively. The net change in the valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $10,349 and $4,806 respectively. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for the deferred income tax asset.

The Organization's income tax returns for years 2006 - 2011 are currently open for review by statute by the Internal Revenue Service. However, there are no examinations currently in progress and the Company is not aware of any pending audits. The Company has filed all income tax returns.

6.	Forgiveness Debt

The Company has certain accounts payables which have been outstanding since 2005 when the Company became dormant. The company policy has been to write off these debts as they become unenforceable, generally after the six year statute of limitations has been reached. During December 2011, the company has written off $97,294 in accounts payable and recorded them as Forgiveness of Debt in other expenses.

7.	Subsequent Events

During April 2012, the principal stockholder paid $2,000 for expenses on behalf of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2011, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following chart lists all of the Directors of the Company and their respective ages, position and term of service.

Name	Age	Position	Term
Jessica Q. Wang	48	Director	Nov 2001 – Present
Elwin Cathcart	85	Director	Aug 2007 – Present
Mark Philip Price	51	Director	May 2010 - Present

The following chart lists all of the Officers of the Company and their respective ages, position and term of service.

Name	Age	Position	Term
Jessica Q. Wang	48	President and CEO	Nov 2001 – Present
Elwin Cathcart	85	Secretary	Nov 2001 – Present
Stanley Kwan	63	Treasurer	May 2010 - Present

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

None.

Family Relationships

Mark Price is the spouse of the Company's President and CEO, Jessica Q. Wang

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2011 and 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jessica Wang, President and CEO	2011 2010	$ 0 $ 0	0 0	0 0	0 0	0 0	0 0	0 0	$ 0 $ 0

Elwin Cathcart, Secretary	2011 2010	$ 0 $ 0	0 0	0 0	0 0	0 0	0 0	0 0	$ 0 $ 0

Liming Wang,(1) Treasurer	2010	$ 0	0	0	0	0	0	0	$ 0

Stanley Kwan(2) Treasurer	2010	$ 0	0	0	0	0	0	0	$ 0

(1)	Liming Wang resigned as Treasurer on May 5, 2010.
(2)	Stanley Kwan was appointed as Treasurer on May 5, 2010.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through April 13, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the fiscal year ended December 31, 2011 by the executive officer named in the Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of April 13, 2012, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

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

We have no equity compensation plans

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Ms. Jessica Q. Wang, one of our directors, pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms for repayment, are unsecured, and bear no interest. During the year of 2011, Ms. Wang advanced the company $18,702 and was reimbursed $0 for purposes of paying operating expenses on behalf of the Company. During the year ended December 31, 2011 and 2010, the Company imputed interest on the advance from director of $35,947 and $32,457, respectively. As of December 31, 2011 and December 31, 2010, the Company has loans from Ms. Wang with an outstanding balance of $0 and $209,327 respectively. During December 2011, Ms. Wang forgave the Company $228,029 of advances.

As of December 31, 2011 and 2010, the Company has loans from Navitex Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,538 and $8,626, respectively. These loans have no fixed terms for repayment, are unsecured, and bear no interest. During the year 2011 and 2010, the company imputed interest on the note payable-related party of $1,268 and $1,268, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings.

Transactions with Promoters

There were no material transactions between us and our promoters or founders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2011 and December 31, 2010, we were billed approximately $10,266 and $7,950 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2011 and December 31, 2010.

Tax Fees

For the Company's fiscal years ended December 31, 2011 and December 31, 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and December 31, 2010.

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

Dated: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jessica Q. Wang	Chief Executive Officer and Principal	April 16, 2012
Jessica Q. Wang	Accounting Officer