Form 10-Q
period 2012-03-31
EWRX INTERNET SYSTEMS INC
filed 2012-06-21
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of June 21, 2012 was 100,000,000 shares of common stock, par value $0.001.

EWRX INTERNET SYSTEMS, INC.

FORM 10-Q

March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

CONTENTS

CONDENSED BALANCE SHEETS AS OF MARCH 31, 2012 (UNAUDITED) AND AS OF DECEMBER 31, 2011	4

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2012 (UNAUDITED)	5

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2012 (UNAUDITED)	6

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2012 (UNAUDITED)	7

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	8 - 12

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Condensed Balance Sheets

	March 31	December 31
	2012	2011
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	$423	$431
Total Current Assets	423	431

Total Assets	$423	$431

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$22,032	$19,180
Note payable - related party	8,675	8,538
Advances payable - director	2,547	-
Total Liabilities	33,254	27,718

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-

Common stock, $0.001 par value; 200,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid - in capital	7,937,600	7,919,230
Accumulated deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	(893)	(893)
Earnings accumulated during the development stage	426,606	450,520
Total Stockholders' Deficiency	(32,831)	(27,287)

Total Liabilities and Stockholders' Deficiency	$423	$431

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Condensed Statements of Operations

"Unaudited"

			For the Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Three Months		Stage) to
	Ended March 31		March 31
	2012	2011	2012
Operating Expenses

Entertainment	$-	$-	$1,918
In kind contribution - services	18,000	18,000	378,000
Management fees	-	-	15,000
Office and General	150	772	51,420
Professional fees	5,138	7,045	251,099
Salary and Wages	-	-	28,000
Telephone	-	112	2,631
Travel	-	-	5,546
Total Operating Expenses	23,288	25,929	733,614

Net Loss from operations	(23,288)	(25,929)	(733,614)

Other (Expenses) Income

Foreign exchange loss	(33)	(258)	(8,017)

Interest expense	(593)	(9,159)	(179,975)
Forgiveness of debt	-	-	1,348,212

Total Other Income (Expenses)	(626)	(9,417)	1,160,220

Net income (loss)	$(23,914)	$(35,346)	$426,606
Net income (loss) per Share - Basic and Diluted	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,000,000	100,000,000

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS INC.
(A Development Stage Company)

Statement of Changes in Stockholders' Deficiency
for the period (January 1, 2002) Re-entering the Development
Stage Through to March 31, 2012
"Unaudited"

						Earnings
						Accumulated	Accumulated
				Additional		During the	Other	Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$-	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-	3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	-	40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss								(127,404)

In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)	(308,035)
Net loss						(119,861)		(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000,000	100,000	-	7,581,986	(8,496,144)	492,880	(893)	(322,171)
Net loss						(42,360)		(42,360)
In kind contribution - interest	-	-	-	37,215	-	-	-	37,215
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	-	228,029	-	-	-	228,029

Balance, December 31, 2011	100,000,000	100,000	-	7,919,230	(8,496,144)	450,520	(893)	(27,287)
Net loss						(23,914)		(23,914)
In kind contribution - interest	-	-	-	370	-	-	-	370
In kind contribution - services	-	-	-	18,000	-	-	-	18,000
Balance, March 31, 2012	100,000,000	$100,000	-	$7,937,600	$(8,496,144)	$426,606	$(893)	$(32,831)

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows

"Unaudited"

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Three Months		Stage) to
	Ended March 31		March 31
	2012	2011	2012

Cash Flows from Operating Activities
Net (loss) income	$(23,914)	$(35,346)	$426,606
Adjustments to reconcile net (loss) income to net cash used in operations
Non-cash item - expenses recovered	-	-	(1,142,152)
Forgiveness of debt	-	-	(97,294)
In kind contribution services	18,000	18,000	378,000
Imputed interest on loans	370	9,069	143,855
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable and accrued liabilities	2,852	4,921	29,687
Net Cash Used in Operating Activities	(2,692)	(3,356)	(261,298)

Cash Flows from Financing Activities
Settlement of debt by director	-	-	19,113
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	269	68,718
Repayment of loans from directors	-	(411)	(1,623)
Repayment of loans from related parties	-	-	(60,092)
Advances from director	2,547	7,333	197,749
Net Cash Provided by Financing Activities	2,547	7,191	262,565

Effect of exchange rate changes on cash and cash equivalents	137	-	(844)

Net (decrease) increase in cash	(8)	3,835	423
Cash, beginning of period/year	431	335	-

Cash, end of period/year	$423	$4,170	$423

Supplemental Information:

Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2012
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

As of March 31, 2012 and December 31, 2011, the Company held $76 and $103 in US Funds at a Canadian bank respectively. In addition as of March 31, 2012 and December 31, 2011, the Company held $347 (translated to USD) and $328 (translated to USD) of Canadian Fund in a Canadian bank, respectively.

	(C)	Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reported period. Significant estimates include the valuation of deferred taxes and the valuation of in kind contribution of services and interest. Actual results could differ from those estimates.

	(D)	Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the three months ended March 31, 2012 and 2011.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2012
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization (continued)

	(E)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

	(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of March 31, 2012 and 2011, there were no common share equivalents outstanding.

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

In December 2011, FASB issued Accounting Standards Updte 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilites to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will impact on our results of operations, cash flows or financial condition.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2012
"Unaudited"

2.	Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, a net loss of $23,914 for the three months ended March 31, 2012, a stockholders' deficiency and a working capital deficiency of $32,831 as of March 31, 2012, and cash used in operations from re-entering the development stage of $261,298. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

Advances from director represent advances granted by Jessica Q. Wang. Ms. Wang pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the three months ended March 31, 2012, Ms.Wang advanced the company $2,547 for purposes of paying operating expenses on behalf of the Company. During the three months ended March 31, 2012 and 2011, the Company imputed interest on the advances from the director of $52 and $8,745, respectively. As of March 31, 2012 and December 31, 2011, the Company has loans from Ms. Wang with an outstanding balance of $2,547 and $0 respectively.

As of March 31, 2012, the Company has loans from Navitex Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,675. These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the three months ended March 31, 2012 and 2011, the Company imputed interest on these loans of $318 and $324, respectively.

On the above two transactions, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings. (See Note 4(d))

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2012
"Unaudited"

4.	Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. Additionally, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of March 31, 2012, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

During 2007, the Company recorded additional paid-in capital of $19,184 for the imputed interest on loans from a related party. (see Note 3)

During 2008, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its president.

During 2008, the Company recorded additional paid-in capital of $24,117 for the imputed interest on loans from a related party. (see Note 3)

During 2009, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its president.

During 2009, the Company recorded additional paid-in capital of $29,244 for the imputed interest on loans from a related party. (see Note 3)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2012
"Unaudited"

4.	Stockholders' Deficiency (continued)

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

During three months ending March 31, 2012 the Company recorded additional paid-in capital of $18,000 for the fair value of services provided to the Company by its president.

During three months ending March 31, 2012, the Company recorded additional paid-in capital of $370 for the imputed interest on the advances from a director and note payable - related party.

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

Subsequent to March 31, 2012, a director advanced $2,600 to the Company to pay operating expenses. The advance has no fixed term of repayments, is unsecured and bears no interest.

In addition, subsequent to March 31, 2012, the director forgave the total amount advanced during the three months ended March 31, 2012 and through today of $5,147.

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

Liquidity and Capital Resources

The Company’s primary source of liquidity as of March 31, 2012 is cash on hand. Cash on hand as of March 31, 2012 was $423. Current assets totaled $423 on March 31, 2012. Current liabilities were $33,254 on March 31, 2012.

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

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14(a) as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14(a) as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*              The forgoing certification is being furnished to the Securities and Exchange Commission pursuant to § 18 U.S.C. Section 1350. It is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWRX INTERNET SYSTEMS, INC.

Date: June 21, 2012	By: /s/ Jessica Q. Wang
Jessica Q. Wang
Chief Executive Officer and
Principal Accounting Officer
(Duly Authorized Officer and Principal Executive Officer)