Form 10-Q
period 2012-06-30
EWRX INTERNET SYSTEMS INC
filed 2012-08-13
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 000-27195

EWRX INTERNET SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0117139
(State or other jurisdiction of	(I.R.S. Employee Identification No.)
incorporation or organization)

25 Fordham Drive
Buffalo, New York 14216
(Address of principal executive offices) (Zip Code)

(716) 698-1972
(Registrants telephone number, including area code)

4950 Yonge St. Suite 910, Toronto
Ontario, Canada M2N 6K1
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

The number of shares outstanding of the Registrant’s common stock as of August 10, 2012 was 100,000,000 shares of common stock, par value $0.001.

EWRX INTERNET SYSTEMS, INC.

FORM 10-Q

June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

CONTENTS

Page

CONDENSED BALANCE SHEETS AS OF JUNE 30, 2012 (UNAUDITED) AND AS OF DECEMBER 31, 2011	5

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2012 (UNAUDITED)	6

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2012 (UNAUDITED)	7

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2012 (UNAUDITED)	8

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	9 - 14

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Condensed Balance Sheets

	June 30	December 31
	2012	2011
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	$464	$431
Total Current Assets	464	431

Total Assets	$464	$431

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$27,573	$19,180
Note payable - related party	8,828	8,538
Total Liabilities	36,401	27,718

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid - in capital	7,962,862	7,919,230
Accumulated deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	(893)	(893)
Earnings accumulated during the development stage	398,238	450,520
Total Stockholders' Deficiency	(35,937)	(27,287)

Total Liabilities and Stockholders' Deficiency	$464	$431

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)
Condensed Statements of Operations
"Unaudited"

					For the Period from
					January 1, 2002
					(Re-entering the
					Development
	For the Three Months		For the Six Months		Stage)
	Ended June 30		Ended June 30		to June 30
	2012	2011	2012	2011	2012
Operating Expenses

Entertainment	$-	$69	$-	$69	$1,918
In kind contribution - services	18,000	18,000	36,000	36,000	396,000
Management fees	-	-	-	-	15,000
Office and General	3,676	650	3,826	1,422	55,096
Professional fees	7,553	6,422	12,691	13,467	258,652
Salary and Wages	-	-	-	-	28,000
Telephone	-	169	-	281	2,631
Travel	-	-	-	-	5,546
Total Operating Expenses	29,229	25,310	52,517	51,239	762,843

Net Loss from operations	(29,229)	(25,310)	(52,517)	(51,239)	(762,843)

Other (Expenses) Income

Foreign exchange (loss) gain	(19)	(41)	(52)	(299)	(8,036)

Interest expense	(782)	(9,131)	(1,375)	(18,290)	(180,757)
Forgiveness of debt	1,662	-	1,662	-	1,349,874

Total Other Income (Expenses)	861	(9,172)	235	(18,589)	1,161,081

Net (loss) income	$(28,368)	$(34,482)	$(52,282)	$(69,828)	$398,238
Net income (loss) per Share - Basic and Diluted	$-	$-	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,000,000	100,000,000	100,000,000	100,000,000

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS INC.
(A Development Stage Company)

Statement of Changes in Stockholders' Deficiency
for the period (January 1, 2002) Re-entering the Development
Stage Through to June 30, 2012
"Unaudited"

						Earnings
						Accumulated	Accumulated
				Additional		During the	Other	Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	Deficiency
Balance, December 31, 2001	20,704,140	$20,704	$-	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-	3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	-	40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss								(127,404)
In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)	(308,035)
Net loss						(119,861)		(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000,000	$100,000	-	$7,581,986	$(8,496,144)	$492,880	$(893)	$(322,171)
Net loss						(42,360)		(42,360)
In kind contribution - interest	-	-	-	37,215	-	-	-	37,215
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	-	228,029	-	-	-	228,029
Balance, December 31, 2011	100,000,000	$100,000	-	$7,919,230	$(8,496,144)	$450,520	$(893)	$(27,287)
Net loss						(23,914)		(23,914)
In kind contribution - interest	-	-	-	370	-	-	-	370
In kind contribution - services	-	-	-	18,000	-	-	-	18,000
Balance, March 31, 2012	100,000,000	100,000	-	7,937,600	(8,496,144)	426,606	(893)	(32,831)
Net loss						(28,368)		(28,368)
In kind contribution - interest	-	-	-	536	-	-	-	536
In kind contribution - services	-	-	-	18,000	-	-	-	18,000
Forgiveness of debt officer				6,726				6,726
Balance, June 30, 2012	100,000,000	100,000	-	7,962,862	(8,496,144)	398,238	(893)	(35,937)

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
"Unaudited"

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Six Months		Stage) to
	Ended June 30		June 30
	2012	2011	2012

Cash Flows from Operating Activities
Net (loss) income	$(52,282)	$(69,828)	$398,238
Adjustments to reconcile net (loss) income to net cash used in operations
Non-cash item - expenses recovered	-	-	(1,142,152)
Forgiveness of debt	-	-	(97,294)
In kind contribution services	36,000	36,000	396,000
Imputed interest on loans	906	18,182	144,391
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable and accrued liabilities	8,393	8,070	35,228
Net Cash Used in Operating Activities	(6,983)	(7,576)	(265,589)

Cash Flows from Financing Activities
Settlement of debt by director	-	-	19,113
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	331	68,718
Repayment of loans from directors	-	(411)	(1,623)
Repayment of loans from related parties	-	-	(60,092)
Advances from director	6,726	8,329	201,928
Net Cash Provided by Financing Activities	6,726	8,249	266,744

Effect of exchange rate changes on cash and cash equivalents	290	-	(691)

Net increase in cash	33	673	464
Cash, beginning of period/year	431	335	-

Cash, end of period/year	$464	$1,008	$464

Supplemental Information:
Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash Investing and Financing activities:
During the six months ended June 30, 2012, the company's principal officer forgave loans of $6,726. The forgiveness was treated as contributed capital from the principal officer.

(See accompanying notes to condensed unaudited financial statements)

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2012
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2012 are not necessarily indicative of results for the full year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

As of June 30, 2012 and December 31, 2011, the Company held $404 and $103 in US Funds at a Canadian bank respectively. In addition as of June 30, 2012 and December 31, 2011, the Company held $60 (translated to USD) and $328 (translated to USD) of Canadian Fund in a Canadian bank, respectively.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the six months ended June 30, 2012 and 2011.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2012
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization (continued)

	(E)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

	(F)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of June 30, 2012 and 2011, respectively, there were no common share equivalents outstanding.

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

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will impact on our results of operations, cash flows or financial condition.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2012
"Unaudited"

2.	Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, a net loss of $52,282 for the six months ended June 30, 2012, a stockholders' deficiency and a working capital deficiency of $35,937 as of June 30, 2012, and cash used in operations from re-entering the development stage of $265,589. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

As of June 30, 2012, the Company has loans from Navitex Technology, Inc., a company which is controlled by one of the stockholders of the Company, with an outstanding balance of $8,828. These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the three months ended June 30, 2012 and 2011, the Company imputed interest on these loans of $906 and $651, respectively.

On the above transaction, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings.

In June 30, 2012 the officer and director forgave $6,726 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2012. (See Note 4(d)).

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2012
"Unaudited"

4.	Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. Additionally, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of June 30, 2012, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

During 2007, the Company recorded additional paid-in capital of $19,184 for the imputed interest on loans from related party.

During 2008, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its president.

During 2008, the Company recorded additional paid-in capital of $24,117 for the imputed

During 2009, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its president.

During 2009, the Company recorded additional paid-in capital of $29,244 for the imputed interest on loans from related party.

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2012
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

During six months ending June 30, 2012 the Company recorded additional paid-in capital of $36,000 for the fair value of services provided to the Company by its president.

During six months ending June 30, 2012, the Company recorded additional paid-in capital of $906 for the imputed interest on the advances from a director and note payable - related party.

In June 30, 2012, the officer and director forgave $6,726 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2012. (See Note 3)

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

EWRX INTERNET SYSTEMS, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2012

5.	Forgiveness Debt

The Company has certain accounts payables which have been outstanding since 2005 when the Company became dormant. The company policy has been to write off these debts as they become unenforceable, generally after the six year statute of limitations has been reached.

During June 30, 2012, the company has written off $1,662 in accounts payable and recorded them as Forgiveness of Debt in other expenses.

6.	Subsequent Event

During July 2012, the principal stockholder and former President of the Company contributed $26,464 of capital to the company to pay-off certain accounts payable and accrued expenses. In addition, the former president forgave notes payable of $8,828.

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

Plan of Operations

Since we formally ceased operations, we have had no business or operations. Recently, our management determined that it was in the best interests of our shareholders to seek an operating company to acquire. On July 3, 2012, our majority shareholder entered into a Common Stock Purchase Agreement with International Dianliandian Shops Network Science & Technology Corporation, a New York Corporation, Mr. Fenglin Wang, Dr. Wenyi Yu, Mr. Wenyong Wang, Ms. Fang Wang, Mr. Jihuai Bao and Mr. Fang Cheng for the sale of Seventy Five Million Nine Hundred Twenty Three Thousand Seven Hundred Thirty Three (75,923,733) shares of our Common Stock, representing approximately 75.92% of our issued and outstanding common shares (the “Change of Control”). Pursuant to the Change of Control, our officers and directors resigned and new officers and directors were appointed. The new management is working to acquire a company that focuses on exporting US made products to China via an online shopping service platform.

Results of Operations

The Company has been in a state of reorganization and development over the past two years. We were unsuccessful in executing our business plan and therefore were forced to cease operating and enter into the Change of Control transaction. The Company continues to experience financial deficiencies that have been a source of constant concern over this and previous periods in its operations.

Liquidity and Capital Resources

The Company’s primary source of liquidity as of June 30, 2012 is cash on hand. Cash on hand as of June 30, 2012 was $464. Current assets totaled $464 on June 30, 2012. Total liabilities were $36,401 on June 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 3, 2012, our majority shareholder entered into a Common Stock Purchase Agreement with International Dianliandian Shops Network Science & Technology Corporation, a New York Corporation, Mr. Fenglin Wang, Dr. Wenyi Yu, Mr. Wenyong Wang, Ms. Fang Wang, Mr. Jihuai Bao and Mr. Fang Cheng for the purchase of Seventy Five Million Nine Hundred Twenty Three Thousand Seven Hundred Thirty Three (75,923,733) shares of Common Stock, par value $0.001, of EWRX Internet Systems Inc., (“EWRX” or “Registrant”), representing approximately 75.92% of the Registrant’s issued and outstanding common shares (the “Change of Control”). In connection with this agreement, Ms. Jessica Wang, Mr. Elwin Cathcart and Mr. Stanley Kwan resigned from their positions as officers and directors of the Company and appointed the following individuals as Officers:

  Mr. Fenglin Wang, President
  Ms. Keren Zhao, Chief Executive Officer

Additionally, the following 4 individuals were appointed as directors:

  Mr. Fenglin Wang
  Dr. Wenyi Yu
  Mr. Wenyong Wang
  Ms. Fang Wang

For an additional discussion of the Change of Control, please refer to the Current Report on Form 8-K that was filed with the Securities and Exchange Commission on EDGAR on July 23, 2012.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schedule
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EWRX INTERNET SYSTEMS, INC.

Date: August 13, 2012	By: /s/ Keren Zhao
Keren Zhao
Chief Executive Officer and interim
Principal Accounting Officer
(Duly Authorized Officer and Principal Executive
Officer)