Form 10-Q
period 2012-09-30
DLD Group, Inc.
filed 2012-11-15
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 000-27195

DLD GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0117139
(State or other jurisdiction of	(I.R.S. Employee Identification No.)
incorporation or organization)

25 Fordham Drive
Buffalo, New York 14216
(Address of principal executive offices) (Zip Code)

(716) 868-6789
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
Yes [X]     No [   ]

The number of shares outstanding of the Registrant’s common stock as of November 14, 2012 was 100,000,000 shares of common stock, par value $0.001.

DLD GROUP, INC.

FORM 10-Q

September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DLD Group, Inc.
(formerly known as EWRX INTERNET SYSTEMS, INC.)
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

DLD Group, Inc. (formerly known as EWRX INTERNET SYSTEMS, INC.)
(A Development Stage Company)

CONTENTS

CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2012 (UNAUDITED) AND AS OF DECEMBER 31, 2011	1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2012 (UNAUDITED)	2

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2012 (UNAUDITED)	3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2012 (UNAUDITED)	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5 - 11

DLD Group, Inc. (formerly known as EWRX INTERNET SYSTEMS, INC.)
(A Development Stage Company)

Condensed Balance Sheets

	September 30	December 31
	2012	2011
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	$-	$431
Total Current Assets	-	431

Furniture and equipment (note 3)	3,720	-

Total Assets	$3,720	$431

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$1,149	$19,180
Note payable - related party	-	8,538
Total Liabilities	1,149	27,718

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid - in capital	8,029,995	7,919,230
Accumulated deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	-	(893)
Earnings accumulated during the development stage	368,720	450,520
Total Stockholders' Equity (Deficiency)	2,571	(27,287)

Total Liabilities and Stockholders' Equity (Deficiency)	$3,720	$431

(See accompanying notes to condensed unaudited financial statements)

DLD Group, Inc. (formerly known as EWRX INTERNET SYSTEMS, INC.)
(A Development Stage Company)
Condensed Statements of Operations
"Unaudited"

					For the Period from
					January 1, 2002
					(Re-entering the
					Development
	For the Three Months		For the Nine Months		Stage)
	Ended September 30		Ended September 30		to September 30
	2012	2011	2012	2011	2012
Operating Expenses

Amortization	$262	$-	$262	$-	$262
Entertainment	676	-	676	69	2,594
In kind contribution - services	18,000	18,000	54,000	54,000	414,000
Management fees	-	-	-	-	15,000
Office and General	180	4,879	4,006	6,301	55,276
Professional fees	5,249	3,838	17,940	17,305	263,901
Salary and Wages	-	-	-	-	28,000
Telephone	1,381	169	1,381	450	4,012
Travel	3,770	-	3,770	-	9,316
Total Operating Expenses	29,518	26,886	82,035	78,125	792,361

Net Loss from operations	(29,518)	(26,886)	(82,035)	(78,125)	(792,361)

Other (Expenses) Income

Foreign exchange (loss) gain	-	(7)	(52)	(306)	(8,036)

Interest expense	-	(8,897)	(1,375)	(27,187)	(180,757)
Forgiveness of debt	-	-	1,662	-	1,349,874

Total Other Income (Expenses)	-	(8,904)	235	(27,493)	1,161,081

Net (loss) income	$(29,518)	$(35,790)	$(81,800)	$(105,618)	$368,720
Net income (loss) per
Share - Basic and
Diluted	$-	$-	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,000,000	100,000,000	100,000,000	100,000,000

(See accompanying notes to condensed unaudited financial statements)

DLD Group, Inc. (formerly known as EWRX INTERNET SYSTEMS, INC.)
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (Deficiency)
for the period (January 1, 2002) Re-entering the Development
Stage Through to September 30, 2012

"Unaudited"

						Earnings
						Accumulated	Accumulated	Total
				Additional		During the	Other	Stockholders'
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Equity
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	(Deficiency)
Balance, December 31, 2001	20,704,140	$20,704	$-	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-	3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	-	40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss								(127,404)
In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)	(308,035)
Net loss						(119,861)		(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000,000	$100,000	-	$7,581,986	$(8,496,144)	$492,880	$(893)	$(322,171)
Net loss						(42,360)		(42,360)
In kind contribution - interest	-	-	-	37,215	-	-	-	37,215
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	-	228,029	-	-	-	228,029
Balance, December 31, 2011	100,000,000	$100,000	-	$7,919,230	$(8,496,144)	$450,520	$(893)	$(27,287)
Net loss						(23,914)		(23,914)
In kind contribution - interest	-	-	-	370	-	-	-	370
In kind contribution - services	-	-	-	18,000	-	-	-	18,000
Balance, March 31, 2012	100,000,000	100,000	-	7,937,600	(8,496,144)	426,606	(893)	(32,831)
Net loss						(28,368)		(28,368)
In kind contribution - interest	-	-	-	536	-	-	-	536
In kind contribution - services	-	-	-	18,000	-	-	-	18,000
Forgiveness of debt officer				6,726				6,726
Balance, June 30, 2012	100,000,000	100,000	-	7,962,862	(8,496,144)	398,238	(893)	(35,937)
Net loss						(29,518)		(29,518)
In kind contribution - services	-	-	-	18,000	-	-	-	18,000
Forgiveness of debt officer	-	-	-	8,828	-	-	-	8,828
Contributed capital by Former officer	-	-	-	30,316	-	-	893	31,209
Contributed capital by director	-	-	-	9,989	-	-	-	9,989
Balance, September 30, 2012	100,000,000	100,000	-	8,029,995	(8,496,144)	368,720	-	2,571

(See accompanying notes to condensed unaudited financial statements)

DLD Group, Inc. (formerly known as EWRX INTERNET SYSTEMS, INC.)
(A Development Stage Company)
Condensed Statements of Cash Flows
"Unaudited"

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Nine Months		Stage) to
	2012	2011	2012
Cash Flows from Operating Activities
Net income (loss)	$(81,800)	$(105,618)	$368,720
Adjustments to reconcile net (loss) income to net cash used in operations
Amortization	262	-	262
Non-cash item - expenses recovered	-	-	(1,142,152)
Forgiveness of debt	-	-	(97,294)
In kind contribution services	54,000	54,000	414,000
Imputed interest on loans	906	27,614	144,391
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable and accrued liabilities	(18,031)	11,180	8,804
Net Cash Used in Operating Activities	(44,663)	(12,824)	(303,269)

Cash Flows for Investing Activities
Acquisition of property, plant and equipment	(3,982)	-	(3,982)
Net Cash used in Investing Activities	(3,982)	-	(3,982)
Cash Flows from Financing Activities
Settlement of debt by director	-	-	19,113
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	68,718
Repayment of loans from directors	-	(411)	(1,623)
Repayment of loans from related parties	-	(250)	(60,092)
Capital Contributions	47,924	14,452	243,126
Net Cash Provided by Financing Activities	47,924	13,791	307,942
Effect of exchange rate changes on cash and cash equivalents	290	-	(691)
Net (decrease) increase in cash	(431)	967	-
Cash, beginning of period/year	431	335	-
Cash, end of period/year	$-	$1,302	$-
Supplemental Information:
Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash Investing and Financing activities:
During the nine months ended September 30, 2012, the company's principal officer forgave loans of $15,554. The forgiveness was treated as contributed capital from the principal officer.

(See accompanying notes to condensed unaudited financial statements)

DLD Group, Inc. (formerly known as EWRX INTERNET SYSTEMS, INC.)
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2012
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. On October 9, 2012, EWRX Internet Systems, Inc. changed its name to DLD Group, Inc. (the “Company”). The company intends to be in the business of development and marketing of computer software.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2012 are not necessarily indicative of results for the full year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Activities since re-entering the development stage have been comprised mainly of administrative matters.

	(B)	Furniture and Equipment

Property, plant and equipment assets are stated at cost. Amortization is provided on the declining balance method as follow:

Furniture	20%
Computer	30%

(C)	Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes deposits at foreign financial institutions which are not covered by FDIC.

As of September 30, 2012 and December 31, 2011, the Company held $Nil and $103 in US Funds at a Canadian bank respectively. In addition as of September 30, 2012 and December 31, 2011, the Company held $Nil (translated to USD) and $328 (translated to USD) of Canadian Fund in a Canadian bank, respectively.

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

DLD Group, Inc. (formerly known as EWRX INTERNET SYSTEMS, INC.)
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2012
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization (continued)

	(E)	Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the nine months ended September 30, 2012 and 2011.

	(F)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

	(G)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of September 30, 2012 and 2011, respectively, there were no common share equivalents outstanding.

	(H)	Income Taxes

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

	(I)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

	(J)	Recent Accounting Pronouncements

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

DLD Group, Inc. (formerly known as EWRX INTERNET SYSTEMS, INC.)
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2012
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization (continued)

	(J)	Recent Accounting Pronouncements (continued)

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

DLD Group, Inc. (formerly known as EWRX INTERNET SYSTEMS, INC.)
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2012
"Unaudited"

2.	Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, a net loss of $81,800 for the nine months ended September 30, 2012, and cash used in operations from re-entering the development stage of $303,269. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Furniture and Equipment

			2012	2011
		Accumulated	Net Cost	Net Cost
	Cost	Depreciation	Value	Value
	$	$	$	$

Furniture	1,476	74	1,402	-
Computer	2,506	188	2,318	-

	3,982	262	3,720	-

4.	Related Party Transaction

As of September 30, 2012, Navitex Technology, Inc., a company which is controlled by one of the former stockholders of the Company forgave $8,828 of loan. This amount was recorded as additional paid in capital in 2012. These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the nine months ended September 30, 2012 and 2011, the Company imputed interest on these loans of $906 and $651, respectively. (See Note 5(d))

On the above transaction, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings.

On June 30, 2012, the former officer and director forgave $6,726 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2012. (See Note 5(d))

On July 26, 2012, the former officer and director paid off $31,209 of liabilities. The amount paid off was recorded as additional paid in capital in 2012. (See Note 5(d))

During the nine months ended September 30, 2012, the director paid $9,989 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2012. (See Note 5(d))

DLD Group, Inc. (formerly known as EWRX INTERNET SYSTEMS, INC.)
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2012
"Unaudited"

5.	Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. Additionally, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of September 30, 2012, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

DLD Group, Inc. (formerly known as EWRX INTERNET SYSTEMS, INC.)
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2012
"Unaudited"

5.	Stockholders' Deficiency (continued)

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

During nine months ending September 30, 2012 the Company recorded additional paid-in capital of $54,000 for the fair value of services provided to the Company by its president.

As of September 30, 2012, Navitex Technology, Inc., a company which is controlled by one of the former stockholders of the Company forgave $8,828 of loan. This amount was recorded as additional paid in capital in 2012. (See Note 4)

During nine months ending September 30, 2012, the Company recorded additional paid-in capital of $906 for the imputed interest on the advances from a director and note payable - related party. (See Note 4)

On June 30, 2012, the former officer and director forgave $6,726 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2012. (See Note 4)

On July 26, 2012, the former officer and director paid off $31,209 of liabilities. The amount paid off was recorded as additional paid in capital in 2012. (See Note 4)

During the nine months ended September 30, 2012, the director paid $9,989 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2012. (See Note 4)

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

On June 30, 2012, the company has written off $1,662 in accounts payable and recorded them as Forgiveness of Debt in other expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operations

Since we formally ceased operations, we have had no business or operations. Recently, our management determined that it was in the best interests of our shareholders to seek an operating company to acquire. On July 3, 2012, our majority shareholder entered into a Common Stock Purchase Agreement with International Dianliandian Shops Network Science & Technology Corporation, a New York Corporation, Mr. Fenglin Wang, Dr. Wenyi Yu, Mr. Wenyong Wang, Ms. Fang Wang, Mr. Jihuiai Bao and Mr. Fang Cheng for the sale of Seventy Five Million Nine Hundred Twenty Three Thousand Seven Hundred Thirty Three (75,923,733) shares of our Common Stock, representing approximately 75.92% of our issued and outstanding common shares (the "Change of Control"). Pursuant to the Change of Control, our officers and directors resigned and new officers and directors were appointed. The new management is working to acquire a company that focuses on exporting US made products to China via an online shopping service platform. As of the date of this filing, the acquisition of this Company has not been completed.

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

Liquidity and Capital Resources

The Company has no cash on hand as of September 30, 2012.

The Company will continue to evaluate alternative sources of capital to meet our requirements, including other asset or debt financing, issuing equity securities and entering into financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

The Company currently does not have any cash on hand to satisfy its minimum cash requirements for the next twelve months. The Company is going to rely on loans from our officers and directors to meet the short term cash requirements. The present state of the Company’s liquidity and capital resources raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Critical Accounting Policies

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates;

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

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011 11, Balance Sheet   Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In July 2012, FASB issued Accounting Standards Update 2012 01, Balance Sheet – Subtopic 954 430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012 02, Balance Sheet  Intangibles  Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011 08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350 30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"),of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Except the change of control as described under Item 5 below, there have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

EWRX Internet Systems, Inc., now known as DLD Group, Inc., a corporation organized under the laws of the State of Nevada (the “Company”), filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to effectuate the name change of the Company from “EWRX Internet Systems, Inc.” to “DLD Group, Inc.” The Amendment was filed with and accepted by the Secretary of State for the State of Nevada on October 9, 2012.

The change in corporate name was authorized and approved by the Board of Directors in connection to the change of control that occurred on July 3, 2012 and to better reflect the Company’s future business operations.

For an additional discussion of the name change, please refer to the Current Report on Form 8-K that was filed with the Securities and Exchange Commission on EDGAR on November 6, 2012.

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

EWRX INTERNET SYSTEMS, INC.

Date: November 14, 2012	By: /s/ Keren Zhao
Keren Zhao
Chief Executive Officer and interim
Principal Accounting Officer
(Duly Authorized Officer and Principal Executive
Officer)