Form 10-K
period 2012-12-31
DLD Group, Inc.
filed 2013-04-01
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________to __________________

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

Common Stock, par value $0.001
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

Yes [X]                     No [   ]

State the aggregate market value of the voting and non-voting common equity held non-affiliates: none.

At March 27, 2013, 100,000,000 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

PART I

ITEM 1. BUSINESS

Corporate History

DLD Group, Inc. (the “Company”) was incorporated in the State of Nevada on June 25, 1997. The Common Stock of the Company was quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “EWRX” until October 18, 1999 when they traded under the symbol “EWRXE.” The “E” was added by the National Association of Securities Dealers Inc. (“NASD”) to reflect the Company’s inability to meet NASD requirements for listing on the OTCBB. On November 17, 1999, the Company’s stock began trading on the “pink sheets” under the symbol “EWRX.” Prior to 1999, the Company’s sole business was in the Resource Sector. The Company was known as Europa Resources, Inc. and was held in a joint venture with a private Ukraine company whose primary business purpose was the development and production of industrial garnets for abrasive applications (the “Joint Venture”).

In the fourth quarter of 1998, the Company elected to abandon the Joint Venture which represented substantially all of the Company’s assets at the time. The Company was able to recover 2,000,000 shares it used as part of the purchase arrangement for the Joint Venture and subsequently wrote off and closed all of its’ subsidiary operations.

Effective January 27, 2000, the Company regained quotation of its common stock on the OTCBB, following clearance of its form 10-SB by the SEC. This quotation was revoked by the SEC by an Administrative Order dated August 28, 2006.

The prior management acquired the Company through because of the Company’s interest in acquisition of software owned by Navitex Canada Inc. (“Navitex”). In the latter part of April 2002, the then principals of the Company suggested that Navitex Canada Inc. became the majority shareholder of the Company through the issuance of shares for consideration of debt owed to Navitex under an agreement to purchase software called Instant Recall and owned by Navitex. As a result of this agreement, the prior management took over the controlling interest of the Company.

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

In April 2006, without the Company’s knowledge, iMusic contacted our transfer agent and registered new directors, officers and a transfer agent for the Company. iMusic is a company that fraudulently attempted to steal our identity. They were unsuccessful and when the management of the Company became aware of iMusic actions the SEC was notified and advised that these actions were without the Company’s knowledge or approval. While investigating this matter, The Company’s transfer agent was contacted. It was discovered that the agent knew of the iMusic action but did not advise anyone at the Company. The State of Nevada was contacted as well. It was at this time that management discovered that iMusic perpetrated this fraud.

On July 26, 2006 the Commission announced the temporary suspension of the Companies Securities. This notice was sent to the Company by the Commission. The Company never received this notice. By the time the Company became aware of this action, the Commission had issued on August 28, 2006 an order revoking the Company’s registration.

The Company ceased its prior operations and has had no operations or business . Recently, our management determined that it was in the best interests of our shareholders to seek an operating company to acquire. On July 3, 2012, our majority shareholder entered into a Common Stock Purchase Agreement with International Dianliandian Shops Network Science & Technology Corporation, a New York Corporation, Mr. Fenglin Wang, Dr. Wenyi Yu, Mr. Wenyong Wang, Ms. Fang Wang, Mr. Jihuiai Bao and Mr. Fang Cheng for the sale of Seventy Five Million Nine Hundred Twenty Three Thousand Seven Hundred Thirty Three (75,923,733) shares of our Common Stock, representing approximately 75.92% of our issued and outstanding common shares (the “Change of Control”). Pursuant to the Change of Control, our officers and directors resigned and new officers and directors were appointed. The new management is working to acquire a company that focuses on exporting US made products to China via an online shopping service platform. As of the date of this filing, the acquisition of this Company has not been completed.

In connection with the Change of Control, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to effectuate the name change of the Company from “EWRX Internet Systems, Inc.” to “DLD Group, Inc.” The Amendment was filed with and accepted by the Secretary of State for the State of Nevada on October 9, 2012.

2

The Company has not been involved in any bankruptcy, receivership or similar proceeding. In addition, other than the transactions discussed above, The Company has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business

The Company was engaged in the limited operations of software development. The Company has ceased such operations and has had no operations or business.

Our management is now working to acquire a company that focuses on exporting US made products to China via an online shopping service platform. As of the date of this filing, the acquisition of this Company has not been completed.

We presently have no employees apart from our management. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

No established public trading market exists for the Company’s common stock as of this report.

3

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.001 per share. The Common Stock is not listed or quoted on any stock exchange.

Preferred Stock

Our Articles of Incorporation authorizes the issuance of up to 500,000 shares of preferred stock, par value $0.01 per share. As of March 25, 2013, there were no shares of preferred stock issued and outstanding.

Holders

As of March 27, 2013, there were 146 stockholders of record holding an aggregate of 100,000,000 shares of the Company’s common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

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

4

Results of Operations

The Company has been in a state of reorganization and development over the past two years. We were unsuccessful in executing our business plan and therefore were forced to cease operating and enter into the Change of Control transaction.

We did not have any operating income since we re-entered the development stage on January 1, 2002. For the fiscal year ended December 31, 2012, we recognized a net loss of $128,214. Expenses for the fiscal year ended December 31, 2012 were primary comprised of in-kind contribution of $72,000, office and general of $13,039, and professional fees of $35,490.

Liquidity and Capital Resources

The Company has no cash on hand as of December 31, 2012. We currently do not have any cash to continue operations for 12 months.

We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding, and there can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

As discussed above, the Company had a net loss of $124,218 for the year ended December 31, 2012. The Company also had a stockholder's deficiency of $3,209 and a working capital deficiency of $6,667 as of December 31, 2012 and cash used in operations since re-entering the development stage of $325,903. As noted in report of independent registered public accountant firm, this raises substantial doubt about of the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2012. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

5

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

BALANCE SHEETS AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011	2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2012	3

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2012	4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2012	5

NOTES TO FINANCIAL STATEMENTS	6-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of:
DLD Group, Inc. (f/k/a EWRX Internet Systems, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of DLD Group, Inc. (f/k/a EWRX Internet Systems, Inc.) (the “Company”) (a Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for the two years then ended December 31, 2012 and 2011 and for the period from January 1, 2002 (re-entering the development stage) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly in all material respects, the financial position of DLD Group, Inc. (f/k/a EWRX Internet Systems, Inc.) (a Development Stage Company) as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the two years then ended December 31, 2012 and 2011 and for the period from January 1, 2002 (re-entering the development stage) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no operations, a net loss of $128,214 for the year ended December 31, 2012, a stockholders' deficiency of $3,209 and a working capital deficiency of $6,667 as of December 31, 2012, and cash used in operations from January 1, 2002 (re-entering the development stage) to December 31, 2012 of $325,903, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 1, 2013

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Balance Sheets

	December 31	December 31
	2012	2011
ASSETS

Current Assets
Cash	$-	$431
Total Current Assets	-	431
Furniture and equipment	3,458	-
Total Assets	$3,458	$431

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$6,667	$19,180
Note payable - related party	-	8,538
Total Liabilities	6,667	27,718

Commitments and Contingencies
Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid - in capital	8,070,629	7,919,230
Accumulative deficit	(8,496,144)	(8,496,144)
Accumulated other comprehensive loss	-	(893)
Earnings accumulated during the development stage	322,306	450,520
Total Stockholders' Deficiency	(3,209)	(27,287)
Total Liabilities and Stockholders' Deficiency	$3,458	$431

(See accompanying notes to financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Statements of Operations and Comprehensive Loss

			For the Period
			from
			January 1, 2002
			(Re-entering the
			Development
	For the Years		Stage)
	Ended December 31		to December 31
	2012	2011	2012
Operating Expenses
Amortization	$524	$-	$524
Entertainment	837	69	2,755
In kind contribution - services	72,000	72,000	432,000
Management fees	-	-	15,000
Office and General	13,039	8,060	64,309
Professional fees	35,490	21,539	281,451
Salary and Wages	-	-	28,000
Telephone	2,596	623	5,227
Travel	3,963	-	9,509
Total Operating Expenses	128,449	102,291	838,775

Net Loss from operations	(128,449)	(102,291)	(838,775)
Foreign exchange gain (loss)	(52)	(363)	(8,036)
Interest expense	(1,375)	(37,000)	(180,757)
Forgiveness of debt	1,662	97,294	1,349,874
Total Other (Expenses) Income	235	59,931	1,161,081

Net (loss) income before income taxes	(128,214)	(42,360)	322,306
Provision for income taxes	-	-	-

Net (loss) income	$(128,214)	$(42,360)	$322,306
Foreign Currency Translation	893	-	-

Comprehensive Loss	$(127,321)	$(42,360)	$322,306

Net (loss) income per
Share - Basic and
Diluted	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,000,000	100,000,000

(See accompanying notes to financial statements)

DLD GROUP, INC.
(A Development Stage Company)
Statements of Stockholders' Deficiency
Years Ended December 31, 2012 and 2006, and the
Period from Re-entering the Development Stage
(January 1, 2001) Through to December 31, 2012

						Earnings
						Accumulated	Accumulated
				Additional		During the	Other	Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704 $	-	$6,967,848 $	(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-	- 3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	- 44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	-	- 40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	- 21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss								(127,404)
In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)	(308,035)
Net loss						(119,861)		(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000,000	$100,000	-	$7,581,986	(8,496,144)	$492,880	$(893)	$(322,171)
Net loss						(42,360)		(42,360)
In kind contribution - interest	-	-	-	37,215	-	-	-	37,215
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	-	228,029	-	-	-	228,029
Balance, December 31, 2011	100,000,000	$100,000	-	$7,919,230	(8,496,144)	$450,520	$(893)	$(27,287)
Net loss						(128,214)		(128,214)
In kind contribution - interest	-	-	-	906	-	-	-	906
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	-	8,828	-	-	-	8,828
Contributed capital by former officer	-	-	-	37,042	-	-	-	37,042
Comprehensive income	-	-	-		-	-	893	893
Contributed capital by director	-	-	-	32,623	-	-	-	32,623
Balance, December 31, 2012	100,000,000	$100,000	- $	8,070,629	$(8,496,144)	$322,306	$-	$(3,209)

(See accompanying notes to financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)
Statements of Cash Flows

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Years		Stage)
	Ended December 31		to December 31
	2012	2011	2012
Cash Flows from Operating Activities
Net (loss) income	$(128,214)	$(42,360)	$322,306
Adjustments to reconcile net income/(loss) to net cash used in operations
Depreciation	524	-	524
Non-cash item - expenses recovered	-	-	(1,142,152)
Forgiveness of debt	(1,662)	(97,294)	(98,956)
In kind contribution services	72,000	72,000	432,000
Imputed interest on loans	906	37,215	144,391
Changes in operating assets and liabilities
Increase/(Decrease) in accounts receivable	-	-	-
Increase/(Decrease) in accounts payable and accrued liabilities	(10,851)	11,921	15,984
Net Cash Used in Operating Activities	(67,297)	(18,518)	(325,903)
Cash Flows for Investing Activities
Acquisition of capital assets	(3,982)	-	(3,982)
Net cash used in Investing Activities	(3,982)	-	(3,982)
Cash Flows from Financing Activities
Settlement of debt by director	-	19,113	19,113
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	68,718
Repayment of loans from directors	-	(411)	(1,623)
Repayment of loans from related parties	-	-	(60,092)
Contributed capital	70,558	-	264,867
Net Cash Provided by Financing Activities	70,558	18,702	329,683
Effect of exchange rate changes on cash and cash equivalents	290	(88)	202
Net (decrease) increase in cash	(431)	96	-
Cash, beginning of period/year	431	335	-
Cash, end of period/year	$-	$431	$-
Supplemental Information:
Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing:

During the year ended December 31, 2012, the company's former officer forgave loans of $15,554. The forgiveness was treated as contributed capital from the former officer.

(See accompanying notes to financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2012 and 2011

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

Furniture and equipment assets are stated at cost. Amortization is provided on the declining balance method as follow:

Furniture	20%
Computer	30%

(C)	Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes deposits at foreign financial institutions which are not covered by FDIC.

As of December 31, 2012 and December 31, 2011, the Company held $Nil and $103 in US Funds at a Canadian bank, respectively. In addition, as of December 31, 2012 and December 31, 2011 the Company held $Nil (translated to USD) and $328 (translated to USD) of Canadian funds in a Canadian bank, respectively.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the years ended December 31, 2012 and 2011.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2012 and 2010

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

	(G)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of December 31, 2012 and 2011, respectively, there were no common share equivalents outstanding.

	(H)	Income Taxes

The Company accounts for income taxes under the FASB Accounting Standards Codification Topic 740, Income taxes. Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB Accounting Standards Codification Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Internal Revenue Code Section 382 ("Section 382") imposes limitations on the availability of a company's net operating losses after certain ownership changes occur. The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes. It was determined that an ownership change occurred in July 2012. The amount of the Company's net operating losses incurred prior to the ownership change is limited based on the value of the Company on the date of the ownership change. Management has not determined the amount of net operating losses generated prior to the ownership change available to offset taxable income subsequent to the ownership change.

	(I)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2012 and 2011

1.	Summary of Significant Accounting Policies and Organization (continued)

	(J)	Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Companys reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company's reported results of operations or financial position.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2012 and 2010

2.	Going Concern

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations, a net loss of $128,214 for the year ended December 31, 2012, a stockholder's deficiency of $3,209 and a working capital deficiency of $6,667 as of December 31, 2012, and cash used in operations from re-entering the development stage of $325,903. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Furniture and Equipment

			2012	2011
		Accumulated	Net Cost	Net Cost
	Cost	Depreciation	Value	Value
	$	$	$	$
Furniture	1,476	148	1,328	-
Computer	2,506	376	2,130	-
	3,982	524	3,458	-

Depreciation expense for December 31, 2012, 2011, and for the period from January 1, 2002 (re-entering the development stage) to December 31, 2012 was $524, $0 and $524, respectively.

4.	Related Party Transactions

As of December 31, 2012, Navitex Technology, Inc., a company which is controlled by one of the former stockholders of the Company forgave $8,828 of loan. This amount was recorded as additional paid in capital in 2012. (See Note 5(d)). These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the year ended December 31, 2012 and 2011, the Company imputed interest on these loans of $906 and $651, respectively.

On the above transaction, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings.

On June 30, 2012 the former officer and director forgave $6,726 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2012. (See Note 5(d))

On July 26, 2012, the former officer and director paid off $31,209 of liabilities. The amount paid off was recorded as additional paid in capital in 2012. (See Note 5(d))

During the year ended December 31, 2012, the director paid $32,623 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2012. (See Note 5(d))

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2012 and 2011

5.	Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of December 31, 2012, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

During 2009, the Company recorded additional paid-in capital of $29,244 for the imputed interest on loans from related party. (See Note 4)

During 2010, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its president.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
December 31, 2012 and 2011

5.	Stockholders' Deficiency (continued)

	(D)	In-kind Contribution (continued)

During 2010, the Company recorded additional paid-in capital of $33,725 for the imputed interest on loans from related parties. (See Note 4)

During 2011, the Company recorded additional paid-in capital of $72,000 for fair value of services provided by the Company by its president.

During 2011, the Company recorded additional paid-in capital of $37,215 for the imputed interest on loans from related parties. (See Note 4)

In December 2011, the officer and director forgave $228,029 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2011.

During 2012, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its president.

During 2012, the Company recorded additional paid-in capital of $906 for the imputed interest on the advances from a director and note payable - related party.

On June 30, 2012, the former officer and director forgave $6,726 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2012. (See Note 4)

On July 26, 2012, the former officer and director paid off $31,209 of liabilities. The amount paid off was recorded as additional paid in capital in 2012. (See Note 4)

During 2012, the director paid $32,623 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2012. (See Note 4)

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

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
December 31, 2012 and 2011

6.	Income Taxes

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

	2012	2011
	$	$
Expected income tax recovery (expense) at the statutory rate of 34%	43,592	14,402

Tax effect of expenses that are not deductible for income tax purpose (net of other amounts deductible for tax purposes)	(24,365)	(4,053)

Change in valuation allowance	(19,227)	(10,349)
Provision for income taxes	-	-

The components of deferred income taxes are as follows:
	2012	2011
	$	$
Deferred income tax asset:
Net operating loss carryforwards	2,417,803	2,398,576
Valuation allowance	(2,417,803)	(2,398,576)
Deferred income taxes	-	-

The Company has tax losses available to be applied against future taxable income through 2032 and 2031, respectively. The net change in the valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $ $19,227 and $10,349 respectively. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for the deferred income tax asset.

The Organization's income tax returns for years 2009 - 2012 are currently open for review by statute by the Internal Revenue Service. However, there are no examinations currently in progresses and the Company is not aware of any pending audits. The Company has filed all income tax returns.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
December 31, 2012 and 2011

7.	Forgiveness Debt

The Company has certain accounts payables which have been outstanding since 2005 when the Company became dormant. The company policy has been to write off these debts as they become unenforceable, generally after the six year statute of limitations has been reached.

During 2011, the company has written off $97,294 in accounts payable and recorded it as forgiveness of debt in other expenses.

On June 30, 2012, the company has written off $1,662 in accounts payable and recorded them as Forgiveness of Debt in other expenses.

8.	Subsequent Events

During January 2013, the President of the Company contributed capital of $1,000 to the Company.

During 2013, a related party paid expenses of $11,301 on behalf of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (the Company's principal executive officer and interim principal accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following chart lists all of the Officers of the Company and their respective ages, position and term of service.

Name	Age	Position
Fenglin Wang	57	Chairman and President
Wenyi Yu	49	Director
Wenyong Wang	31	Director
Fang Wang	26	Director
Keren Zhao	46	Chief Executive Officer

Mr. Fenglin Wang, 56, Chairperson of the Board of Directors, Director and President,. In 2008, Mr. Wang founded and is Chairman of Dianliandian (DLD) Discount Shopping Service Network, a leading online, discount shopping service, based in Zhengzhou City, China. Working with some of the China’s leading corporations, including China Mobile Corporation, Agriculture Bank of China and others, DLD has expanded to 200 branches, employs approximately 1,600 people throughout China and is a leading discount shopping platform in China. DLD is now expanding into the United States.

Dr. Wenyi Yu, 48, Director, received a Doctorate Degree in Economics from the Management School, Fudan University, Shanghai, China in 1993 with a concentration in Finance, Business Administration and Strategic Planning. From 1993 -1997, Dr. Yu was a lecturer in business administration at Tsinghua University, Beijing and also visiting scholar at The University of Hong Kong. From 1997 – 2004, Dr. Yu served as General Manager of Xinghuo Investment Corporation, Ministry of Geography & Mineral Resources of the People’s Republic of China, Director and shareholder of UFSOFT Management Institute, UFSOFT Group Corporation, a top financial software company located in China, Vice director of Department of Capital Operation of China National Petroleum Corporation and Post-doctorate of Fudan University, Shanghai, respectively; from 2004 to the present, Dr. Yu has served as Senior Research Professor, Cultural Industries Institute, Peking University, Beijing, China and consultant for both central government and business banks of China. Since September 2011, Dr. Yu has been a visiting scholar at Buffalo State College, State University of New York. Dr. Yu is currently a representative of International Dianliandian ShopsNetwork Science & Technology Corporation, NYS.

Mr. Wenyong Wang, 30, Director, and son of Mr. Fenglin Wang, Chairperson of the Board of Directors, Director and President, received a Master Degree in Computer Science, in 2007, from Henan Financial College. Since 2006, Mr. Wenyong Wang has held the position of General Manager, Net Power Science & Technology Corporation. Since 2008, Mr. Wang has been Vice President of Zhengzhou Sanxinweiye Science & Technology Corporation and since January 2012 has served as Director of International Dianliandian ShopsNetwork Science & Technology Corporation, NYS and provides technological support of the DLD service software platform.

Ms. Fang Wang, 25, Director, is the daughter of Mr. Fenglin Wang, Chairperson of the Board of Directors, Director and President of the Registrant. Ms. Wang received a Bachelor of International Business from Tianjin Foreign Trade Training College in 2009 with a concentration in Financial Management. Since, July 2009, Ms. Wang has been a Director, owner and the Financial Manager of Dianliandian Science & Technology Corporation and since January 2012 has served as Director of International Dianliandian ShopsNetwork Science & Technology Corporation, NYS.

Ms. Keren Zhao, 45, Chief Executive Officer, wife of Dr. Wenyi Yu. In 1997, Ms. Zhao received a Master Degree in Management Engineering from Tsinghua University Beijing, China with a concentration in Business Administration and Marketing. Between 2008 and 2009, Ms. Zhao was a consultant to the research project of Development Strategy Research on Beijing Jingdu Culture Investment Corporation, Beiing, a state-owned corporation charged with preserving the culture, heritage and rehabitation of Old Beijing -- South Beijing. During 2009, Ms. Zhao also was a consultant to the Humanitarian Beijing and Finance Plan Research Report, Beijing Finance Bureau, Beijing Municipal Government, PRC. From January 2010 – present, Ms. Zhao has served as President and Director of Beijing Hehetianyi Culture Development LLC; from March 2011 to the present, Ms. Zhao has served as Vice President of Zhongmingxin Investment Corporation, a company developing a large industrial park near Beijing, China; and from May 2012, Ms. Zhao has been the Chief Executive Officer of International Dianliandian ShopsNetwork Science & Technology Corporation, NYS.

Employment Agreements

We currently do not have employment agreements with our officers and directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Mr. Fenglin Wang is father of Mr. Wenyong Wan and Ms. Fang Wang. Dr. Wenyi Yu is spouse of Ms. Keren Zhao.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, each person who, at the time during the most recent fiscal year, was a director, executive officer and beneficial owners of more than 10% of the common stock of the Company, has complied with all Section 16(a) filing requirements with respect to the fiscal year ended December 31, 2012, other than as set forth below.

  Jessica Q. Wang failed to file a Form 4 upon her disposition of 2,050,000 shares of the Company’s common stock on July 19, 2012; and
  Navitex Canada, Inc. failed to file a Form 4 upon its disposition of 73,873,733 shares of the Company’s common stock on July 19, 2012.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee. We do not have an audit committee financial expert serving on our Board of Directors. Potential Conflicts of Interest

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2012 and 2011 in all capacities for the accounts of our executives:

Summary Compensation Table

							Non-Qualified
						Non-Equity	Deferred	All Other
Name and				Stock	Option	Incentive Plan	Compensation	Compensation	Totals
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Fenling Wang,	2012	$0	0	0	0	0	0	0	$0
President and Chairman	2011	$0	0	0	0	0	0	0	$0
Keren Zhao,	2012	$0	0	0	0	0	0	0	$0
Chief Executive Officer	2011	$0	0	0	0	0	0	0	$0
Jessica Q. Wang,(1)	2012	$0	0	0	0	0	0	0	$0
Former President and Chief Executive Officer	2011	$0	0	0	0	0	0	0	$0

(1) Jessica Q. Wang resigned as President and Chief Executive Officer on July 19, 2012.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of December 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 27, 2013 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 25 Fordham Drive, Buffalo, New York 14216.

	Amount and Nature of
	Beneficial Ownership
	Common Stock (1)
	No. of
Name and Address of Beneficial Owner	Shares		% of Class
Directors and Officers
Fenglin Wang, Chairman and President	65,923,733	(2)	65.92%
Keren Zhao, Chief Executive Officer	0		0.00%
Wenyi Yu, Director	3,000,000		3.00%
Wenyong Wang, Director	3,000,000		3.00%
Fang Wang, Director	2,500,000		2.50%
All officers and directors as a group (5 persons)	74,423,733		74.42%

5% Security Holders
Fenglin Wang, Chairman and President	65,923,733		65.92%

(1)	Based on 100,000,000 shares of common stock issued and outstanding as of March 25, 2013.
(2)

Includes (i) 923,733 shares of common stock held by Dianliandian Shops Network Science & Technology Corporation, of which Mr. Fenglin Wang is the President, Chief Executive Officer, Chairman and owner and thus has voting and dispositive control over securities held by it.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2012, Navitex Technology, Inc., a company which is controlled by one of the former stockholders of the Company forgave $8,828 of loan. This amount was recorded as additional paid in capital in 2012. These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the year ended December 31, 2012 and 2011, the Company imputed interest on these loans of $906 and $651, respectively.

Ms. Jessica Q. Wang, our former officer and director, pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms for repayment, are unsecured, and bear no interest. During the year of 2011, Ms. Wang advanced the company $18,702 and was reimbursed $0 for purposes of paying operating expenses on behalf of the Company. During the year ended December 31, 2011, the Company imputed interest on the advance from director of $35,947. During December 2011, Ms. Wang forgave the Company $228,029 of advances. As of December 31, 2011, the Company has loans from Ms. Wang with an outstanding balance of $0.

On the above transaction, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings.

On June 30, 2012, Jessica Q. Wang, our former officer and director forgave $6,726 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2012.

On July 26, 2012, Jessica Q. Wang, our former officer and director paid off $31,209 of liabilities. The amount paid off was recorded as additional paid in capital in 2012.

During the year ended December 31, 2012, Dr. Wenyi Yu, our director paid $32,623 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2012 and December 31, 2011, we were billed approximately $17,200 and $10,266 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2012 and December 31, 2011.

Tax Fees

For the Company's fiscal years ended December 31, 2012 and December 31, 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and December 31, 2011.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report
1.	Financial Statements
2.	Financial Statement Schedules
3.	Exhibits

Exhibit No.	Title of Document
3.1	Certificate of Amendment to Articles of Incorporation as accepted by the Secretary of State for the State of Nevada on October 9, 2012, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 6, 2012.
10.1	Common Stock Purchase Agreement dated July 3, 2012, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 23, 2012.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

__________
*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLD GROUP, INC.

By: /s/ Keren Zhao
       Keren Zhao
       Chief Executive Officer
       (Duly Authorized Officer, and Principal
       Executive Officer and interim Principal
       Accounting Officer)

Dated: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fenglin Wang	President and Chairman	April 1, 2013
FenglinWang

/s/ Wenyi Yu	Director	April 1, 2013
WenyiYu

/s/ Wenyong Wang	Director	April 1, 2013
WenyongWang

/s/ Fang Wang	Director	April 1, 2013
FangWang

/s/ Keren Zhao	Chief Executive Officer	April 1, 2013
KerenZhao	(Principal Executive Officer and interim
Principal Accounting Officer)