Form 10-Q
period 2013-03-31
DLD Group, Inc.
filed 2013-05-15
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

The registrant had 100,000,000 shares of common stock, par value $0.001, outstanding at May 13, 2013.

DLD GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2013

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

CONTENTS

Page

CONDENSED BALANCE SHEETS AS OF MARCH 31, 2013 AND DECEMBER 31, 2012	1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2013 (UNAUDITED)	2

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2013 (UNAUDITED)	3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO MARCH 31, 2013 (UNAUDITED)	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5 - 11

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Condensed Balance Sheets

	March 31	December 31
	2013	2012
	(Unaudited)
ASSETS

Current Assets

Cash	$1,000	$-

Total Current Assets	1,000	-

Furniture and equipment	3,232	3,458

Total Assets	$4,232	$3,458

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$11,062	$6,667
Total Liabilities	11,062	6,667

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-

Common stock, $0.001 par value; 200,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid - in capital	8,107,300	8,070,629
Accumulative deficit	(8,496,144)	(8,496,144)
Earnings accumulated during the development stage	282,014	322,306

Total Stockholders' Deficiency	(6,830)	(3,209)

Total Liabilities and Stockholders' Deficiency	$4,232	$3,458

(See accompanying notes to condensed unaudited financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Condensed Statement of Operations

"Unaudited"

			For the Period
			January 1, 2002
			(Re-entering the
			Development
	For the Three Months		Stage)
	Ended March 31		to March 31
	2013	2012	2013
Operating Expenses

Depreciation	$226	$-	$750
In kind contribution - services	18,000	18,000	450,000
Management fees	-	-	15,000
Office and General	2,542	150	66,851
Professional fees	16,058	5,138	297,509
Salary and Wages	-	-	28,000
Telephone	327	-	5,554
Travel and entertainment	3,139	-	15,403
Total Operating Expenses	40,292	23,288	879,067

Net Loss from operations	(40,292)	(23,288)	(879,067)

Foreign exchange loss	-	(33)	(8,036)

Interest expense	-	(593)	(180,757)
Forgiveness of debt	-	-	1,349,874

Total Other (Expenses) Income	-	(626)	1,161,081

Net (loss) income	$(40,292)	$(23,914)	$282,014
Net (loss) income per Share - Basic and Diluted	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,000,000	100,000,000

(See accompanying notes to condensed unaudited financial statements)

DLD GROUP, INC.
(Formerly known as EWRX INTERNET SYSTEMS INC.)
(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficiency
for the period (January 1, 2002) Re-entering the Development
Stage Through to March 31, 2013

"Unaudited"

						Earnings
						Accumulated	Accumulated
				Additional		During the	Other	Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$-	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-	3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on								-
settlement of debt	40,000,000	40,000	-	-	-	-	-	40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	- 21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss								(127,404)
In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)	(308,035)
Net loss						(119,861)		(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000,000	$100,000	-	$7,581,986	$(8,496,144)	$492,880	$(893)	$(322,171)
Net loss						(42,360)		(42,360)
In kind contribution - interest	-	-	-	37,215	-	-	-	37,215
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	-	228,029	-	-	-	228,029
Balance, December 31, 2011	100,000,000	$100,000	-	$7,919,230	$(8,496,144)	$450,520	$(893)	$(27,287)
Net loss						(128,214)		(128,214)
In kind contribution - interest	-	-	-	906	-	-	-	906
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	-	8,828	-	-	-	8,828
Contributed capital by former officer	-	-	-	37,042	-	-	-	37,042
Comprehensive income	-	-	-		-	-	893	893
Contributed capital by director	-	-	-	32,623	-	-	-	32,623
Balance, December 31, 2012	100,000,000	$100,000	-	$8,070,629	$(8,496,144)	$322,306	$-	$(3,209)
Net loss	-	-	-	-	-	(40,292)	-	(40,292)
In kind contribution - services	-	-	-	18,000	-	-	-	18,000
Contributed capital by officer				1,000				1,000
Contributed capital by a related party	-	-	-	17,671	-	-	-	17,671
Balance, March 31, 2013	100,000,000	$100,000	-	$8,107,300	$(8,496,144)	$282,014	$-	$(6,830)

(See accompanying notes to condensed unaudited financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Condensed Statements of Cash Flows

"Unaudited"

			Period from
			(Re-entering the
			Development
	For the Three Months		Stage)
	2013	2012	2013
Cash Flows from Operating Activities
Net (loss) income	$(40,292)	$(23,914)	$282,014
Adjustments to reconcile net income/(loss) to net cash used in operations
Depreciation	226	-	750
Non-cash item - expenses recovered	-	-	(1,142,152)
Forgiveness of debt	-	-	(98,956)
In kind contribution services	18,000	18,000	450,000
Imputed interest on loans	-	370	144,391
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable and accrued liabilities	4,395	2,852	20,379
Net Cash Used in Operating Activities	(17,671)	(2,692)	(343,574)
Cash Flows for Investing Activities
Acquisition of capital assets	-	-	(3,982)
Net cash used in Investing Activities	-	-	(3,982)
Cash Flows from Financing Activities
Settlement of debt by director	-	-	19,113
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	68,718
Repayment of loans from directors	-	-	(1,623)
Repayment of loans from related parties	-	-	(60,092)
Contributed capital	18,671	2,547	283,538
Net Cash Provided by Financing Activities	18,671	2,547	348,354
Effect of exchange rate changes on cash and cash equivalents	-	137	202
Net increase (decrease) in cash	1,000	(8)	1,000
Cash, beginning of period/year	-	431	-
Cash, end of period/year	$1,000	$423	$1,000
Supplemental Information:
Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to condensed unaudited financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2013

"Unaudited"

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Activities since re-entering the development stage have been comprised mainly of administrative matters.

	(B)	Furniture and Equipment

Furniture and equipment assets are stated at cost. Depreciation is provided on the declining balance method as follow:

Furniture	20%
Computer	30%

(C)	Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2013

"Unaudited"

1.	Summary of Significant Accounting Policies and Organization (continued)

	(D)	Use of Estimates

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the periods ended March 31, 2013 and 2012.

	(F)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

	(G)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of March 31, 2013 and 2012, respectively, there were no common share equivalents outstanding.

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

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2013

"Unaudited"

1.	Summary of Significant Accounting Policies and Organization (continued)

(H)

Income Taxes (continued)

ownership change. Management has not determined the amount of net operating losses generated prior to the ownership change available to offset taxable income subsequent to the ownership change.

	(I)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

	(J)	Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standards is not expected to have a material impact on the Company's reported results of operations or financial position.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2013

"Unaudited"

2.	Going Concern

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations, a net loss of $40,292 for the three months ended March 31, 2013, a stockholder's deficiency of $6,830 and a working capital deficiency of $10,062 as of March 31, 2013, and cash used in operations from re-entering the development stage of $343,574. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Furniture and Equipment

			March 31	December 31
			2013	2012
		Accumulated	Net Cost	Net Cost
	Cost	Depreciation	Value	Value

Furniture	$1,476	$214	$1,262	$1,328
Computer	2,506	536	1,970	2,130
	$3,982	$750	$3,232	$3,458

Depreciation expense for March 31, 2013, 2012, and for the period from January 1, 2002 (re-entering the development stage) to Mach 31, 2013 was $226, $0 and $750, respectively.

4.	Related Party Transactions

As of December 31, 2012, Navitex Technology, Inc., a company which is controlled by one of the former stockholders of the Company forgave $8,828 of a loan. This amount was recorded as additional paid in capital in 2012. (See Note5(d)) These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the year ended December 31, 2012 and 2011, the Company imputed interest on these loans of $906 and $651, respectively.

On the above transaction, the Company imputed interest at a rate of 16.67% which is comparable to past borrowings.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2013

"Unaudited"

4.	Related Party Transactions (continued)

On June 30, 2012 the former officer and director forgave $6,726 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2012. (See Note 5(d))

On July 26, 2012, the former officer and director paid off $31,209 of liabilities. The amount paid off was recorded as additional paid in capital in 2012. (See Note 5(d))

During the year ended December 31, 2012, the director paid $32,623 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2012. (See Note 5(d))

During the three months ended March 31, 2013, a related party paid $17,671 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 5(d))

During the three months ended March 31, 2013, the President contributed $1,000 of cash to the Company. The amount contributed was recorded as additional paid in capital in 2013. (See Note 5(d))

5.	Stockholders' Deficiency

(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of March 31, 2013, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2013

"Unaudited"

5.	Stockholders' Deficiency (continued)

	(D)	In-kind Contribution

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

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
March 31, 2013

"Unaudited"

5.	Stockholders' Deficiency (continued)

	(D)	In-kind Contribution (continued)

On July 26, 2012, the former officer and director paid off $31,209 of liabilities. The amount paid off was recorded as additional paid in capital in 2012. (See Note 4)

During 2012, the director paid $32,623 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2012. (See Note 4)

During the three months ended March 31, 2013, a related party paid $17,671 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 4)

During the three months ended March 31, 2013, the President contributed $1,000 of cash to the Company. The amount contributed was recorded as additional paid in capital in 2013. (See Note 4)

During 2013, the Company recorded additional paid-in capital of $18,000 for the fair value of services provided to the Company by its president.

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

During April 2013, a related party paid expenses of $5,670 on behalf of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

The Company was engaged in the limited operations of software development. The Company has ceased such operations and has had no operations or business.

Current management, appointed upon the consummation of a change of control occurred in July 2012, is presently working to acquire a company that focuses on exporting products made in the United States to China via an online shopping service platform. As of the date of this filing, the acquisition of this Company has not been completed.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	consummating an acquisition.

We have historically financed our operations through funds advanced from related parties. Prior to the anticipated acquisition, we intend to continue to rely upon the issuance of common stock and loans from related parties to fund administrative expenses. However, no related parties are under the obligation to provide such funding. There is no assurance that additional funding will be available to us.

We presently have no employees apart from our management. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Results of Operations

We have not had any operating income since we reentered into the development stage on January 1, 2002. For the three months ended March 31, 2013 and 2012 we incurred a net loss of $40,292 and $23,914, respectively. Expenses for these periods were comprised of costs mainly associated with legal, accounting and office expense.

As reflected in the accompanying unaudited financial statements, the Company has a stockholder's deficiency of $6,830 and a working capital deficiency of $10,062 as of March 31, 2013, and cash used in operations from re-entering the development stage of $343,574. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from related parties and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2013, we had $1,000 of cash on hand. We anticipate that our current cash will be insufficient to satisfy our liquidity requirements for the next 12 months.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Prior to the anticipated acquisition, we intend to continue to rely upon the issuance of common stock and loans from related parties to fund administrative expenses. However, no related parties are under the obligation to provide such funding. There is no assurance that additional funding will be available to us.

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

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standards is not expected to have a material impact on the Company's reported results of operations or financial position.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schedule
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
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

DLD GROUP, INC.

Date: May 15, 2013	By: /s/ Keren Zhao
Keren Zhao
Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer
and interim Principal Accounting Officer