Form 10-Q
period 2013-06-30
DLD Group, Inc.
filed 2013-08-12
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
Yes [X]   No [  ]

The registrant had 100,138,016 shares of common stock, par value $0.001, outstanding as of August 7, 2013.

DLD GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q June 30, 2013

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II— OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

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

JUNE 30, 2013

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

CONTENTS

Page

CONDENSED BALANCE SHEETS AS OF JUNE 30, 2013 (UNAUDITED) AND AS OF DECEMBER 31, 2012	1

CONDENSED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2013 (UNAUDITED)	2

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2013 (UNAUDITED)	3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO JUNE 30, 2013 (UNAUDITED)	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5 - 12

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	June 30	December 31
	2013	2012
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	$569	$-
Total Current Assets	569	-
Furniture and equipment	3,006	3,458
Total Assets	$3,575	$3,458

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$5,992	$6,667
Total Liabilities	5,992	6,667

Commitments and Contingencies	-	-
Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid - in capital	8,142,628	8,070,629
Accumulated deficit	(8,496,144)	(8,496,144)
Earnings accumulated during the development stage	251,099	322,306
Total Stockholders' Deficiency	(2,417)	(3,209)
Total Liabilities and Stockholders' Deficiency	$3,575	$3,458

(See accompanying notes to condensed unaudited financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Condensed Statements of Operations

"Unaudited"

					For the Period from
					January 1, 2002
					(Re-entering the
					Development
	For the Three Months		For the Six Months		Stage)
	Ended June 30		Ended June 30		to June 30
	2013	2012	2013	2012	2013
Operating Expenses

Depreciation	$226	$-	$452	$-	$976
In kind contribution - services	18,000	18,000	36,000	36,000	468,000
Management fees	-	-	-	-	15,000
Office and General	2,789	3,676	5,331	3,826	69,640
Professional fees	8,006	7,553	24,064	12,691	305,515
Salary and Wages	-	-	-	-	28,000
Telephone	1,769	-	2,096	-	7,323
Travel and entertainment	125	-	3,264	-	15,528
Total Operating Expenses	30,915	29,229	71,207	52,517	909,982
Net Loss from operations	(30,915)	(29,229)	(71,207)	(52,517)	(909,982)

Other (Expenses) Income

Foreign exchange (loss) gain	-	(19)	-	(52)	(8,036)

Interest expense	-	(782)	-	(1,375)	(180,757)
Forgiveness of debt	-	1,662	-	1,662	1,349,874

Total Other Income (Expenses)	-	861	-	235	1,161,081

Net (loss) income	$(30,915)	$(28,368)	$(71,207)	$(52,282)	$251,099

Net income (loss) per Share - Basic and Diluted	$-	$-	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,000,000	100,000,000	100,000,000	100,000,000

(See accompanying notes to condensed unaudited financial statements)

(Formerly known as EWRX Internet Systems, Inc.)
Statements of Stockholders' Deficiency
Years Ended June 30, 2013 and 2006, and the
Period from Re-entering the Development Stage
(January 1, 2001) Through to June 30, 2013

						Earnings
						Accumulated	Accumulated
				Additional		During the	Other	Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704 $	-	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-	3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	-	40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss								(127,404)
In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)	(308,035)
Net loss						(119,861)		(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000,000	$100,000	-	$7,581,986	$(8,496,144)	$492,880	$(893)	$(322,171)
Net loss						(42,360)		(42,360)
In kind contribution - interest	-	-	-	37,215	-	-	-	37,215
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	-	228,029	-	-	-	228,029
Balance, December 31, 2011	100,000,000	$100,000	-	$7,919,230	$(8,496,144)	$450,520	$(893)	$(27,287)
Net loss						(128,214)		(128,214)
In kind contribution - interest	-	-	-	906	-	-	-	906
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	-	8,828	-	-	-	8,828
Contributed capital by former officer	-	-	-	37,042	-	-	-	37,042
Comprehensive income	-	-	-		-	-	893	893
Contributed capital by director	-	-	-	32,623	-	-	-	32,623
Balance, December 31, 2012	100,000,000	$100,000	-	$8,070,629	$(8,496,144)	$322,306	$-	$(3,209)
Net loss	-	-	-	-	-	(40,292)	-	(40,292)
In kind contribution - services	-	-	-	18,000	-	-	-	18,000
Contributed capital by officer	-	-	-	1,000	-	-	-	1,000
Contributed capital by director	-	-	-	17,671	-	-	-	17,671
Balance, March 31, 2013	100,000,000	$100,000	-	$8,107,300	$(8,496,144)	$282,014	$-	$(6,830)
Net loss	-	-	-	-	-	(30,915)	-	(30,915)
In kind contribution - services	-	-	-	18,000	-	-	-	18,000
Contributed capital by director	-	-	-	17,328	-	-	-	17,328
Balance, June 30, 2013	100,000,000	$100,000		$8,142,628	$(8,496,144)	$251,099	$-	$(2,417)

(See accompanying notes to condensed unaudited financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Condensed Statements of Cash Flows

"Unaudited"

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Six Months		Stage) to
	Ended June 30		June 30
	2013	2012	2013

Cash Flows from Operating Activities
Net (loss) income	$(71,207)	$(52,282)	$251,099
Adjustments to reconcile net (loss) income to net cash used in operations
Depreciation	452	-	976
Non-cash item - expenses recovered	-	-	(1,142,152)
Forgiveness of debt	-	-	(98,956)
In kind contribution services	36,000	36,000	468,000
Imputed interest on loans	-	906	144,391
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable and accrued liabilities	(675)	8,393	15,309
Net Cash Used in Operating Activities	(35,430)	(6,983)	(361,333)

Cash Flows From Investing Activities
Acquisition of capital assets	-	-	(3,982)
Net cash used in Investing Activities	-	-	(3,982)
Cash Flows from Financing Activities
Settlement of debt by director	-	-	19,113
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	68,718
Repayment of loans from directors	-	-	(1,623)
Repayment of loans from related parties	-	-	(60,092)
Contributed capital	35,999	6,726	300,866
Net Cash Provided by Financing Activities	35,999	6,726	365,682
Effect of exchange rate changes on cash and cash equivalents	-	290	202
Net increase in cash	569	33	569

Cash, beginning of period/year	-	431	-
Cash, end of period/year	$569	$464	$569

Supplemental Information:
Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to condensed unaudited financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2013

"Unaudited"

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2013 are not necessarily indicative of results for the full year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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
June 30, 2013

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the periods ended June 30, 2013 and 2012.

	(F)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

	(G)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of June 30, 2013 and 2012, respectively, there were no common share equivalents outstanding.

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
June 30, 2013

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
June 30, 2013

"Unaudited"

2.	Going Concern

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations, a net loss of $71,207 for the six months ended June 30, 2013, a stockholder's deficiency of $2,417 and a working capital deficiency of $5,423 as of June 30, 2013, and cash used in operations from re-entering the development stage of $361,333. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Furniture and Equipment

			June 30	December 31
			2013	2012
		Accumulated	Net Cost	Net Cost
	Cost	Depreciation	Value	Value
	$	$	$	$
Furniture	1,476	281	1,195	1,328
Computer	2,506	695	1,811	2,130
	3,982	976	3,006	3,458

Depreciation expense for the six months ended June 30, 2013, 2012, and for the period from January 1, 2002 (re-entering the development stage) to June 30, 2013 was $452, $0 and $976, respectively.

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

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2013

"Unaudited"

4.	Related Party Transactions (continued)

During the year ended December 31, 2012, the director paid $32,623 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2012. (See Note 5(d))

During the three months ended March 31, 2013, a related party paid $17,671 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 5(d))

During the three months ended March 31, 2013, the President contributed $1,000 of cash to the Company. The amount contributed was recorded as additional paid in capital in 2013. (See Note 5(d))

During the three months ended June 30, 2013, a related party paid $17,328 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 5(d))

5.	Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of June 30, 2013, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

During 2003, the Company issued 40,000,000 shares of common stock in order to settle debt amounting to $40,000. ($0.0010 per share)

During 2004, the Company issued 33,873,733 shares of common stock in order to settle debt amounting to $21,316. ($0.0006 per share)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2013

"Unaudited"

5.	Stockholders' Deficiency (continued)

	(C)	Common Stock Issued for Cash

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

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2013

"Unaudited"

5.	Stockholders' Deficiency (continued)

	(D)	In-kind Contribution (continued)

During 2012, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its president.

During 2012, the Company recorded additional paid-in capital of $906 for the imputed interest on the advances from a director and note payable - related party.

On June 30, 2012, the former officer and director forgave $6,726 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2012. (See Note 4)

On July 26, 2012, the former officer and director paid off $31,209 of liabilities. The amount paid off was recorded as additional paid in capital in 2012. (See Note 4)

During 2012, the director paid $32,623 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2012. (See Note 4)

During the three months ended March 31, 2013, a related party paid $17,671 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 4)

During the three months ended March 31, 2013, the President contributed $1,000 of cash to the Company. The amount contributed was recorded as additional paid in capital in 2013. (See Note 4)

 During 2013, the Company recorded additional paid-in capital of $36,000 for the fair value of services provided to the Company by its president.

During the three months ended June 30, 2013, a related party paid $17,328 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 4)

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
June 30, 2013

"Unaudited"

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

Overview

The Company engaged in limited operations of software development. The Company has ceased such operations and has had no operations or business.

The current management, appointed upon the consummation of a change of control occurred in July 2012, is presently working to acquire a company that focuses on exporting products made in the United States to China via an online shopping service platform. As of the date of this filing, the acquisition of this Company has not been completed.

The Company does not currently engage in any business activity that provides cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports; and
(ii)	consummating an acquisition.

We have historically financed our operations through funds advanced from related parties. Prior to the anticipated acquisition, we plan to continue to rely upon the issuance of common stock and loans from related parties to fund administrative expenses. However, no related parties are contractually obligated to provide such funding. There is no assurance that additional funding will be available to us.

We presently have no employees apart from our management. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Results of Operations

We have not had any revenue since we reentered into the development stage on January 1, 2002. For the three months ended June 30, 2013 and 2012 we incurred a net loss of $30,915 and $29,229, respectively. Expenses for these periods were comprised of costs mainly associated with legal, accounting and office expense.

As reflected in the accompanying unaudited financial statements, the Company has a stockholder's deficiency of $2,417 and a working capital deficiency of $5,423 as of June 30, 2013, and cash used in operations from re-entering the development stage of $361,333. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from related parties and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2013, we had $569 of cash on hand. We anticipate that our current cash will not be insufficient to satisfy our liquidity requirements for the next 12 months.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Prior to the anticipated acquisition, we plan to continue to rely upon the issuance of common stock and loans from related parties to fund administrative expenses. However, no related parties are contractually obligated to provide such funding. There is no assurance that additional funding will be available to us.

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

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standards are not expected to have a material impact on the Company's reported results of operations or financial position.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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

DLD GROUP, INC.

Date: August 12, 2013	By: /s/ Keren Zhao
Keren Zhao
Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer
and interim Principal Accounting Officer)