Form 10-Q
period 2013-09-30
DLD Group, Inc.
filed 2013-11-07
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes [X] No [   ]

The registrant had 100,138,016 shares of common stock, par value $0.001, outstanding as of November 5, 2013.

DLD GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

CONTENTS

CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2013 (UNAUDITED) AND AS OF DECEMBER 31, 2012	F-1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2013 (UNAUDITED)	F-2

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2013 (UNAUDITED)	F-3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2013 (UNAUDITED)	F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-12

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Condensed Balance Sheets

	September 30	December 31
	2013	2012
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	$569	$-
Total Current Assets	569	-
Furniture and equipment	2,780	3,458
Total Assets	$3,349	$3,458

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$8,291	$6,667
Total Liabilities	8,291	6,667

Commitments and Contingencies	-	-
Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,138,016 and 100,000,000 shares issued and outstanding, as of September 30, 2013 and December 31, 2012	100,138	100,000
Additional paid - in capital	8,168,551	8,070,629
Accumulated deficit	(8,496,144)	(8,496,144)
Earnings accumulated during the development stage	222,513	322,306
Total Stockholders' Deficiency	(4,942)	(3,209)
Total Liabilities and Stockholders' Deficiency	$3,349	$3,458

(See accompanying notes to condensed unaudited financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Condensed Statements of Operations
"Unaudited"

						For the Period from
						January 1, 2002
						(Re-entering the
						Development
	For the Three Months			For the Nine Months		Stage)
	Ended September 30			Ended September 30		to September 30
	2013		2012	2013	2012	2013
Operating Expenses

Depreciation	$226		$262	$678	$262	$1,202
In kind contribution - services	18,000		18,000	54,000	54,000	486,000
Management fees	-		-	-	-	15,000
Office and General	3,077		180	8,408	4,006	72,717
Professional fees	5,369		5,249	29,433	17,940	310,884
Salary and Wages	-		-	-	-	28,000
Telephone	1,021		1,381	3,117	1,381	8,344
Travel and entertainment	893		4,446	4,157	4,446	16,421
Total Operating Expenses	28,586		29,518	99,793	82,035	938,568
Net Loss from operations	(28,586)		(29,518)	(99,793)	(82,035)	(938,568)

Other (Expenses) Income
Foreign exchange (loss) gain	-		-	-	(52)	(8,036)
Interest expense	-		-	-	(1,375)	(180,757)
Forgiveness of debt	-		-	-	1,662	1,349,874

Total Other Income (Expenses)	-		-	-	235	1,161,081

Net (loss) income $	(28,586	) $	(29,518)	$(99,793)	$(81,800)	$222,513
Net income (loss) per Share - Basic and Diluted	$-		$-	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,138,016		100,000,000	100,046,005	100,000,000

(See accompanying notes to condensed unaudited financial statements)

DLD GROUP, INC.
(Formerly known as EWRX INTERNET SYSTEMS INC.)
(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficiency
for the period (January 1, 2002) Re-entering the Development
Stage Through to September 30, 2013
"Unaudited"

						Earnings
						Accumulated	Accumulated
				Additional		During the	Other		Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive		Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss		Deficiency

Balance, December 31, 2001	20,704,140	$20,704 $	-	$6,967,848	$(8,496,144)	$-	$-		$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-		199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-		- 3,700
Stock issued on									-
private placement	445,900	446	-	44,144	-	-	-		44,590
Finance fee	-	-	-	(9,590)	-	-	-		(9,590)
Net loss	-	-	-	-	-	(71,799)	-		(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-		(1,341,543)
Stock issued on settlement of debt	40,000,000	40,000	-	-	-	-	-		- 40,000
Net loss	-	-	-	-	-	(19,342)	-		(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-		(1,320,885)
Stock issued on									-
settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-		21,316
Net income	-	-	-	-	-	1,030,812	-		1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-		(268,757)
Net loss	-	-	-	-	-	(19,163)	-		(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-		(287,920)
Net income	-	-	-	-	-	62,506	-		62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-		(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-		19,184
In kind contribution - services	-	-	-	72,000	-	-	-		72,000
Net loss	-	-	-	-	-	(112,224)	-		(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-		(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-		24,117
In kind contribution - services	-	-	-	72,000	-	-	-		72,000
Net loss	-	-	-	-	-	(131,538)	-		(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-		(281,875)
Net loss	-	-	-	-	-	(126,511)	-		(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)		(893)
Total comprehensive loss									(127,404)
In kind contribution - interest	-	-	-	29,244	-	-	-		29,244
In kind contribution - services	-	-	-	72,000	-	-	-		72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)		(308,035)
Net loss						(119,861)			(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-		33,725
In kind contribution - services	-	-	-	72,000	-	-	-		72,000
Balance, December 31, 2010	100,000,000	$100,000	-	$7,581,986	$(8,496,144)	$492,880	$(893	) $	(322,171)
Net loss						(42,360)			(42,360)
In kind contribution - interest	-	-	-	37,215	-	-	-		37,215
In kind contribution - services	-	-	-	72,000	-	-	-		72,000
Forgiveness of debt officer	-	-	-	228,029	-	-	-		228,029
Balance, December 31, 2011	100,000,000	$100,000	-	$7,919,230	$(8,496,144)	$450,520	$(893	) $	(27,287)
Net loss						(128,214)			(128,214)
In kind contribution - interest	-	-	-	906	-	-	-		906
In kind contribution - services	-	-	-	72,000	-	-	-		72,000
Forgiveness of debt officer	-	-	-	8,828	-	-	-		8,828
Contributed capital by former officer	-	-	-	37,042	-	-	-		37,042
Comprehensive income	-	-	-		-	-	893		893
Contributed capital by director	-	-	-	32,623	-	-	-		32,623
Balance, December 31, 2012	100,000,000	$100,000	-	$8,070,629	$(8,496,144)	$322,306	$-		$(3,209)
Net loss	-	-	-	-	-	(40,292)	-		(40,292)
In kind contribution - services	-	-	-	18,000	-	-	-		18,000
Contributed capital by officer	-	-	-	1,000	-	-	-		1,000
Contributed capital by director	-	-	-	17,671	-	-	-		17,671
Balance, March 31, 2013	100,000,000	$100,000	-	$8,107,300	$(8,496,144)	$282,014	$-		$(6,830)
Net loss	-	-	-	-	-	(30,915)	-		(30,915)
In kind contribution - services	-	-	-	18,000	-	-	-		18,000
Contributed capital by director	-	-	-	17,328	-	-	-		17,328
Balance, June 30, 2013	100,000,000	$100,000		$8,142,628	$(8,496,144)	$251,099	$-		$(2,417)
Stock issued for DTC Discrepancy	138,016	138	-	(138)	-	-	-		-
Net loss	-	-	-	-	-	(28,586)	-		(28,586)
In kind contribution - services	-	-	-	18,000	-	-	-		18,000
Contributed capital by director	-	-	-	8,061	-	-	-		8,061

Balance, September 30, 2013	100,138,016	$100,138		$8,168,551	$(8,496,144)	$222,513	$-		$(4,942)

(See accompanying notes to condensed unaudited financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Condensed Statements of Cash Flows
"Unaudited"

			Period from
			January 1, 2002
			(Re-entering the
			Development
	For the Nine Months		Stage) to
	Ended September 30		September 30
	2013	2012	2013

Cash Flows from Operating Activities
Net (loss) income	$(99,793)	$(81,800)	$222,513
Adjustments to reconcile net (loss) income
to net cash used in operations
Depreciation	678	262	1,202
Non-cash item - expenses recovered	-	-	(1,142,152)
Forgiveness of debt	-	-	(98,956)
In kind contribution services	54,000	54,000	486,000
Imputed interest on loans	-	906	144,391
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable and accrued liabilities	1,624	(18,031)	17,608
Net Cash Used in Operating Activities	(43,491)	(44,663)	(369,394)

Cash Flows From Investing Activities
Acquisition of capital assets	-	(3,982)	(3,982)
Net cash used in Investing Activities	-	(3,982)	(3,982)
Cash Flows from Financing Activities
Settlement of debt by director	-	-	19,113
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	68,718
Repayment of loans from directors	-	-	(1,623)
Repayment of loans from related parties	-	-	(60,092)
Contributed capital	44,060	47,924	308,927
Net Cash Provided by Financing Activities	44,060	47,924	373,743
Effect of exchange rate changes on cash and
cash equivalents	-	290	202
Net increase (decrease) in cash	569	(431)	569
Cash, beginning of period/year	-	431	-
Cash, end of period/year	$569	$-	$569

Supplemental Information:
Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to condensed unaudited financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2013
"Unaudited"

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

EWRX Internet Systems, Inc. (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The company intends to be in the business of development and marketing of computer software.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2013 are not necessarily indicative of results for the full year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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
September 30, 2013
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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the periods ended September 30, 2013 and 2012.

	(F)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

	(G)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of September 30, 2013 and 2012, respectively, there were no common share equivalents outstanding.

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
September 30, 2013
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

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by the management to have a material impact on the Company's present or future financial statements.

2.	Going Concern

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations, a net loss of $99,793 for the nine months ended September 30, 2013, a stockholder's deficiency of $4,942 and a working capital deficiency of $7,722 as of September 30, 2013, and cash used in operations from re-entering the development stage of $364,394. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Furniture and Equipment

			September 30	December 31
			2013	2012
		Accumulated	Net Cost	Net Cost
	Cost	Depreciation	Value	Value
	$	$	$	$
Furniture	1,476	347	1,129	1,328
Computer	2,506	855	1,651	2,130
	3,982	1,202	2,780	3,458

Depreciation expense for the nine months ended September 30, 2013, 2012, and for the period from January 1, 2002 (re-entering the development stage) to September 30, 2013 was $678, $262 and $1,202, respectively.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2013
"Unaudited"

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

On June 30, 2012 the former officer and director forgave $6,726 of advances. The total forgiveness of debt was recorded as additional paid in capital in 2012. (See Note 5(d))

On July 26, 2012, the former officer and director paid off $31,209 of liabilities. The amount paid off was recorded as additional paid in capital in 2012. (See Note 5(d))

During the year ended December 31, 2012, the director paid $32,623 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2012. (See Note 5(d))

During the three months ended March 31, 2013, a related party paid $17,671 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 5(d))

During the three months ended March 31, 2013, the President contributed $1,000 of cash to the Company. The amount contributed was recorded as additional paid in capital in 2013. (See Note 5(d))

During the three months ended June 30, 2013, a related party paid $17,328 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 5(d))

During the three months ended September 30, 2013, a related party paid $8,061 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 5(d))

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2013
"Unaudited"

5.	Stockholders' Deficiency

	(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of September 30, 2013, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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
September 30, 2013
"Unaudited"

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

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2013
"Unaudited"

5.	Stockholders' Deficiency (continued)

	(D)	In-kind Contribution (continued)

During 2013, the Company recorded additional paid-in capital of $54,000 for the fair value of services provided to the Company by its officer.

During the three months ended June 30, 2013, a related party paid $17,328 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 4)

During the three months ended September 30, 2013, a related party paid $8,061 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 4)

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

During 2013, the Company issued 138,016 common shares to the Depository Trust Company due to a discrepancy as to how many shares were deposited with the Depository Trust Company. The dispute arose from the reconciliation of the company’s ledger pursuant to the unauthorized issuance of shares by the former management of The Company in April 2006. The 138,016 shares were issued to reconcile the books and records of the Deposit Trust Company. The transaction was recorded at par value with a corresponding debit to additional paid in capital since it was treated as a capital transaction.

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

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2013
"Unaudited"

7.	Subsequent Event

Subsequent to September 30, 2013, a related party paid expenses amounted to $3,789 on behalf of the Company.

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

Results of Operations

We have not had any revenue since we reentered into the development stage on January 1, 2002. For the three months ended September 30, 2013 and 2012 we incurred a net loss of $28,586 and $29,518, respectively. Expenses for these periods were comprised of costs mainly associated with legal, accounting and office expense.

As reflected in the accompanying unaudited financial statements, the Company has a stockholder's deficiency of $4,942 and a working capital deficiency of $7,722 as of September 30, 2013, and cash used in operations from reentering the development stage of $369,394. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from related parties and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2013, we had $569 of cash on hand. We anticipate that our current cash will not be insufficient to satisfy our liquidity requirements for the next 12 months.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by the management to have a material impact on the Company's present or future financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During 2013, the Company issued 138,016 common shares to the Depository Trust Company due to a discrepancy as to how many shares were deposited with the Depository Trust Company. The dispute arose from the reconciliation of the company’s ledger pursuant to the unauthorized issuance of shares in April 2006. The 138,016 shares were issued to reconcile the books and records of the Deposit Trust Company.

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

DLD GROUP, INC.

Date: November 7, 2013	By: /s/ Keren Zhao
Keren Zhao
Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer
and interim Principal Accounting Officer)