Form 10-K
period 2013-12-31
DLD Group, Inc.
filed 2014-03-14
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________ to __________________

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

At March 14, 2014, 100,138,016 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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

The Company ceased its prior operations and has had no operations or business. Recently, our management determined that it was in the best interests of our shareholders to seek an operating company to acquire. On July 3, 2012, our majority shareholder entered into a Common Stock Purchase Agreement with International Dianliandian Shops Network Science & Technology Corporation, a New York Corporation, Mr. Fenglin Wang, Dr. Wenyi Yu, Mr. Wenyong Wang, Ms. Fang Wang, Mr. Jihuiai Bao and Mr. Fang Cheng for the sale of Seventy Five Million Nine Hundred Twenty Three Thousand Seven Hundred Thirty Three (75,923,733) shares of our Common Stock, representing approximately 75.92% of our issued and outstanding common shares (the “Change of Control”). Pursuant to the Change of Control, our officers and directors resigned and new officers and directors were appointed. The new management is working to acquire a company that focuses on exporting US made products to China via an online shopping service platform. As of the date of this filing, the acquisition of this company has not been completed.

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

Preferred Stock

Our Articles of Incorporation authorizes the issuance of up to 500,000 shares of preferred stock, par value $0.01 per share. As of March 14, 2014, there were no shares of preferred stock issued and outstanding.

Holders

As of March 14, 2014, there were 146 stockholders of record holding an aggregate of 100,138,016 shares of the Company’s common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

We did not have any operating income since we re-entered the development stage on January 1, 2002. For the fiscal year ended December 31, 2013, we recognized a net loss of $128,470. Expenses for the fiscal year ended December 31, 2013 were primary comprised of in-kind contribution of $72,000, office and general of $10,383, and professional fees of $36,254.

Liquidity and Capital Resources

The Company has $569 of cash on hand as of December 31, 2013. We currently have very limited cash to continue operations for 12 months.

We intend to rely upon the issuance of common stock and loans and advances from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding, and there can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

As discussed above, the Company had a net loss of $128,470 for the year ended December 31, 2013. The Company also had a stockholder's deficiency of $2,812 and a working capital deficiency of $5,366 as of December 31, 2013 and cash used in operations since re-entering the development stage of $382,201. As noted in report of independent registered public accountant firm, this raises substantial doubt about of the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2013. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012	F-2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2013	F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2013	F-4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 1, 2002 (RE-ENTERING THE DEVELOPMENT STAGE) TO DECEMBER 31, 2013	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of:
DLD Group, Inc.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of DLD Group, Inc. (the “Company”) (a Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, changes in stockholders’ deficiency, and cash flows for the two years then ended December 31, 2013 and 2012 and for the period from January 1, 2002 (re-entering the development stage) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly in all material respects, the financial position of DLD Group, Inc. (a Development Stage Company) as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the two years then ended December 31, 2013 and 2012 and for the period from January 1, 2002 (re-entering the development stage) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no operations, a net loss of $128,470 for the year ended December 31, 2013, a stockholders' deficiency of $2,812 and a working capital deficiency of $5,366 as of December 31, 2013, and cash used in operations from January 1, 2002 (re-entering the development stage) to December 31, 2013 of $382,201, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 14, 2014

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Balance Sheets

	December 31	December 31
	2013	2012
ASSETS

Current Assets

Cash	$569	$-

Total Current Assets	569	-

Furniture and equipment	2,554	3,458

Total Assets	$3,123	$3,458

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$5,935	$6,667

Total Liabilities	5,935	6,667

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.01 par value per share, 500,000 shares authorized, none and none issued and outstanding respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,138,016 and 100,000,000 shares issued and outstanding, as at December 31, 2013 and December 31, 2012	100,138	100,000
Additional paid - in capital	8,199,358	8,070,629
Accumulative deficit	(8,496,144)	(8,496,144)
Earnings accumulated during the development stage	193,836	322,306

Total Stockholders' Deficiency	(2,812)	(3,209)

Total Liabilities and Stockholders' Deficiency	$3,123	$3,458

(See accompanying notes to financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Statements of Operations and Comprehensive Loss

			For the Period
			January 1, 2002
			(Re-entering the
			Development
	For the Years		Stage)
	Ended December 31		to December 31
	2013	2012	2013
Operating Expenses

Amortization	$904	$524	$1,428
In kind contribution - services	72,000	72,000	504,000
Management fees	-	-	15,000
Office and General	10,383	13,039	74,692
Professional fees	36,254	35,490	317,705
Salary and Wages	-	-	28,000
Telephone	4,669	2,596	9,896
Travel and entertainment	4,260	4,800	16,524
Total Operating Expenses	128,470	128,449	967,245

Net Loss from operations	(128,470)	(128,449)	(967,245)

Foreign exchange gain (loss)	-	(52)	(8,036)
Interest expense	-	(1,375)	(180,757)
Forgiveness of debt	-	1,662	1,349,874

Total Other (Expenses) Income	-	235	1,161,081

Net (loss) income before income taxes	(128,470)	(128,214)	193,836

Provision for income taxes	-	-	-

Net (loss) income	$(128,470)	$(128,214)	$193,836

Foreign Currency Translation	-	893	-

Comprehensive Loss	$(128,470)	$(127,321)	$193,836
Net (loss) income per
Share - Basic and Diluted	$-	$-

Weighted Average Number of Common Stock during the period - Basic and Diluted	100,110,440	100,000,000

(See accompanying notes to financial statements)

DLD GROUP, INC.
(Formerly known as EWRX INTERNET SYSTEMS INC.)
(A Development Stage Company)

Statement of Changes in Stockholders' Deficiency
for the period (January 1, 2002) Re-entering the Development
Stage Through to December 31, 2013

						Earnings
						Accumulated	Accumulated
				Additional		During the	Other	Total
	Number of	Capital	Preferred	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Stock	Capital	Deficit	Stage	Loss	Deficiency

Balance, December 31, 2001	20,704,140	$20,704	$-	$6,967,848	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276,227	1,276	-	197,872	-	-	-	199,148
Stock issued on Flashback purchase	3,700,000	3,700	-	-	-	-	-	3,700
Stock issued on private placement	445,900	446	-	44,144	-	-	-	44,590
Finance fee	-	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126,267	26,126	-	7,200,274	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on								-
settlement of debt	40,000,000	40,000	-	-	-	-	-	40,000
Net loss	-	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126,267	66,126	-	7,200,274	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on								-
settlement of debt	33,873,733	33,874	-	(12,558)	-	-	-	21,316
Net income	-	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000,000	100,000	-	7,187,716	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000,000	100,000	-	7,187,716	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000,000	100,000	-	7,187,716	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000,000	100,000	-	7,278,900	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000,000	100,000	-	7,375,017	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	-	(893)	(893)
Total comprehensive loss								(127,404)
In kind contribution - interest	-	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000,000	100,000	-	7,476,261	(8,496,144)	612,741	(893)	(308,035)
Net loss						(119,861)		(119,861)
In kind contribution - interest	-	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000,000	100,000	-	7,581,986	(8,496,144)	492,880	(893)	(322,171)
Net loss						(42,360)		(42,360)
In kind contribution - interest	-	-	-	37,215	-	-	-	37,215
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	-	228,029	-	-	-	228,029
Balance, December 31, 2011	100,000,000	100,000	-	7,919,230	(8,496,144)	450,520	(893)	(27,287)
Net loss						(128,214)		(128,214)
In kind contribution - interest	-	-	-	906	-	-	-	906
In kind contribution - services	-	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	-	8,828	-	-	-	8,828
Contributed capital by former officer	-	-	-	37,042	-	-	-	37,042
Comprehensive income	-	-	-		-	-	893	893
Contributed capital by director	-	-	-	32,623	-	-	-	32,623
Balance, December 31, 2012	100,000,000	100,000	-	8,070,629	(8,496,144)	322,306	-	(3,209)
Stock issued for DTC Depository	138,016	138		(138)				-
Net loss						(128,470)		(128,470)
In kind contribution - services				72,000				72,000
Contributed capital by former officer				1,000				1,000
Contributed capital by director				55,867				55,867
Balance, December 31, 2013	100,138,016	$100,138	-	$8,199,358	$(8,496,144)	$193,836	$-	$(2,812)

(See accompanying notes to financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Statements of Cash Flows

			Period from
			(Re-entering the
			Development
	For the Years		Stage)
	2013	2012	2013
Cash Flows from Operating Activities
Net (loss) income	$(128,470)	$(128,214)	$193,836
Adjustments to reconcile net income/(loss) to net cash used in operations
Depreciation	904	524	1,428
Non-cash item - expenses recovered	-	-	(1,142,152)
Forgiveness of debt	-	(1,662)	(98,956)
In kind contribution services	72,000	72,000	504,000
Imputed interest on loans	-	906	144,391
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable and accrued liabilities	(732)	(10,851)	15,252
Net Cash Used in Operating Activities	(56,298)	(67,297)	(382,201)
Cash Flows for Investing Activities
Acquisition of capital assets	-	(3,982)	(3,982)
Net cash used in Investing Activities	-	(3,982)	(3,982)
Cash Flows from Financing Activities
Settlement of debt by director	-	-	19,113
Proceeds from issuance of common stock	-	-	38,700
Loans from related parties	-	-	68,718
Repayment of loans from directors	-	-	(1,623)
Repayment of loans from related parties	-	-	(60,092)
Contributed capital	56,867	70,558	321,734
Net Cash Provided by Financing Activities	56,867	70,558	386,550
Effect of exchange rate changes on cash and
cash equivalents	-	290	202
Net increase (decrease) in cash	569	(431)	569
Cash, beginning of period/year	-	431	-
Cash, end of period/year	$569	$-	$569
Supplemental Information:
Cash paid for interest	$-	$-	$36,476
Cash paid for taxes	$-	$-	$-

(See accompanying notes to financial statements)

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2013 and 2012

1.	Summary of Significant Accounting Policies and Organization

	(A)	Basis of Presentation and Organization

DLD Group, Inc. (Formerly known as EWRX Internet Systems, Inc.) (the Company) was incorporated on June 25, 1997 in the State of Nevada. The Company re-entered the development stage on January 1, 2002. The Company is working to acquire a company that focuses on exporting US made products to China via an online shopping service platform.

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

As of December 31, 2013 and December 31, 2012, the Company had no cash equivalent.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the years ended December 31, 2013 and 2012.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2013 and 2012

1.	Summary of Significant Accounting Policies and Organization (continued)

	(F)	Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

	(G)	Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of December 31, 2013 and 2012, respectively, there were no common share equivalents outstanding.

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
As of December 31, 2013 and 2012

2.	Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $128,470 for the year ended December 31, 2013, a stockholder's deficiency of $2,812 and a working capital deficiency of $5,366 as of December 31, 2013, and cash used in operations from re-entering the development stage of $382,201. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Furniture and Equipment

			2013	2012
		Accumulated	Net Cost	Net Cost
	Cost	Depreciation	Value	Value
	$	$	$	$
Furniture	1,476	413	1,063	1,328
Computer	2,506	1,015	1,491	2,130
	3,982	1,428	2,554	3,458

Depreciation expense for December 31, 2013, 2012, and for the period from January 1, 2002 (re-entering the development stage) to December 31, 2013 was $904, $524 and $1,428, respectively.

4.	Related Party Transactions

As of December 31, 2012, Navitex Technology, Inc., a company which is controlled by one of the former stockholders of the Company forgave $8,828 of loan. This amount was recorded as additional paid in capital in 2012 (See Note 5(d)). These loans have no fixed terms of repayment, are unsecured, and bear no interest. During the year ended December 31, 2013 and 2012, the Company imputed interest on these loans of $Nil and $906, respectively.

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
As of December 31, 2013 and 2012

4.	Related Party Transactions (continued)

During the year ended December 31, 2012, the director paid $32,623 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2012. (See Note 5(d))

During the year ended December 31, 2013, the President contributed $1,000 of cash to the Company. The amount contributed was recorded as additional paid in capital in 2013. (See Note 5(d))

During the year ended December 31, 2013, a related party paid $55,867 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 5(d))

5.	Stockholders' Deficiency

(A)	Common Stock Issued for Purchase of Software

During 2002, the Company issued 3,700,000 shares of common stock in association with the purchase of computer software. In association with the purchase of the software, the Company has agreed to pay the seller a royalty fee of 7% of gross sales. As of December 31, 2013, the Company has not made any sales of the software that would result in the payment of a royalty fee.

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

During 2002, the company issued 445,900 shares of common stock for $44,590 in conjunction with a private placement offer less a finance fee of $9,590 for a net cash value of $35,000. ($0.0785 per share)

During 2013, the Company issued 138,016 common shares to the Depository Trust Company due to a discrepancy as to how many shares were deposited with the Depository Trust Company. The dispute arose from the reconciliation of the company's ledger pursuant to the unauthorized issuance of shares by the former management of the Company in April 2006. The 138,016 shares were issued to reconcile the books and records of the Deposit Trust Company. The transaction was recorded at par value with a corresponding debit to additional paid in capital since it was treated as a capital transaction.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
As of December 31, 2013 and 2012

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

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
December 31, 2013 and 2012

5.	Stockholders' Deficiency (continued)

	(D)	In-kind Contribution (continued)

During the year ended December 31, 2013, a related party paid $55,867 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013. (See Note 4)

During the year ended December 31, 2013, the President contributed $1,000 of cash to the Company. The amount contributed was recorded as additional paid in capital in 2013. (See Note 4)

During 2013, the Company recorded additional paid-in capital of $72,000 for the fair value of services provided to the Company by its officer.

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

During 2012, the company amended its Articles of Incorporation to change the name of the corporation. The name was changed from EWRX Internet Systems, Inc. to DLD Group, Inc.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
December 31, 2013 and 2012

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

The provision for income taxes has been computed as follows:

	2013	2012
	$	$
Expected income tax recovery (expense) at the statutory rate of 34%	43,680	43,592
Tax effect of expenses that are not deductible for income tax purpose (net of other amounts deductible for tax purposes)	(24,680)	(24,365)

Change in valuation allowance	(19,000)	(19,227)
Provision for income taxes	-	-

The components of deferred income taxes are as follows:

	2013	2012
	$	$
Deferred income tax asset:
Net operating loss carryforwards	2,436,803	2,417,803
Valuation allowance	(2,436,803)	(2,417,803)
Deferred income taxes	-	-

The Company has tax losses available to be applied against future taxable income through 2033 and 2032, respectively. The net change in the valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $19,000 and $19,227 respectively. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for the deferred income tax asset.

The Organization's income tax returns for years 2010 - 2013 are currently open for review by statute by the Internal Revenue Service. However, there are no examinations currently in progresses and the Company is not aware of any pending audits. The Company has filed all income tax returns.

DLD GROUP, INC.
(Formerly known as EWRX Internet Systems, Inc.)
(A Development Stage Company)

Notes to Financial Statements
December 31, 2013 and 2012

7.	Forgiveness of Debt

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

Subsequent to December 31, 2013, a related party paid expenses amounted to $2,500 on behalf of the Company.

On January 10, 2014, the Company's Board of Directors approved a 1,000-for-1 reverse stock split of the outstanding common stock. The reverse stock split is subject to stockholder and FINRA approval. As of March 14, 2014, the reverse stock split has not been reflected in the financial statements and footnotes.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following chart lists all of the Officers of the Company and their respective ages, position and term of service.

Name	Age	Position
Fenglin Wang	58	Chairman and President
Wenyi Yu	50	Director
Wenyong Wang	32	Director
Fang Wang	27	Director
Keren Zhao	47	Chief Executive Officer

Mr. Fenglin Wang, 58, Chairperson of the Board of Directors, Director and President. In 2008, Mr. Wang founded and is Chairman of Dianliandian (DLD) Discount Shopping Service Network, a leading online, discount shopping service, based in Zhengzhou City, China. Working with some of the China’s leading corporations, including China Mobile Corporation, Agriculture Bank of China and others, DLD has expanded to 200 branches, employs approximately 1,600 people throughout China and is a leading discount shopping platform in China. DLD is now expanding into the United States.

Dr. Wenyi Yu, 50, Director, received a Doctorate Degree in Economics from the Management School, Fudan University, Shanghai, China in 1993 with a concentration in Finance, Business Administration and Strategic Planning. From 1993 -1997, Dr. Yu was a lecturer in business administration at Tsinghua University, Beijing and also visiting scholar at The University of Hong Kong. From 1997 – 2004, Dr. Yu served as General Manager of Xinghuo Investment Corporation, Ministry of Geography & Mineral Resources of the People’s Republic of China, Director and shareholder of UFSOFT Management Institute, UFSOFT Group Corporation, a top financial software company located in China, Vice director of Department of Capital Operation of China National Petroleum Corporation and Post-doctorate of Fudan University, Shanghai, respectively; from 2004 to the present, Dr. Yu has served as Senior Research Professor, Cultural Industries Institute, Peking University, Beijing, China and consultant for both central government and business banks of China. Since September 2011, Dr. Yu has been a visiting scholar at Buffalo State College, State University of New York. Dr. Yu is currently a representative of International Dianliandian ShopsNetwork Science & Technology Corporation, NYS.

Mr. Wenyong Wang, 32, Director, and son of Mr. Fenglin Wang, Chairperson of the Board of Directors, Director and President, received a Master Degree in Computer Science, in 2007, from Henan Financial College. Since 2006, Mr. Wenyong Wang has held the position of General Manager, Net Power Science & Technology Corporation. Since 2008, Mr. Wang has been Vice President of Zhengzhou Sanxinweiye Science & Technology Corporation and since January 2012 has served as Director of International Dianliandian ShopsNetwork Science & Technology Corporation, NYS and provides technological support of the DLD service software platform.

Ms. Fang Wang, 27, Director, is the daughter of Mr. Fenglin Wang, Chairperson of the Board of Directors, Director and President of the Registrant. Ms. Wang received a Bachelor of International Business from Tianjin Foreign Trade Training College in 2009 with a concentration in Financial Management. Since, July 2009, Ms. Wang has been a Director, owner and the Financial Manager of Dianliandian Science & Technology Corporation and since January 2012 has served as Director of International Dianliandian ShopsNetwork Science & Technology Corporation, NYS.

Ms. Keren Zhao, 47, Chief Executive Officer, wife of Dr. Wenyi Yu. In 1997, Ms. Zhao received a Master Degree in Management Engineering from Tsinghua University Beijing, China with a concentration in Business Administration and Marketing. Between 2008 and 2009, Ms. Zhao was a consultant to the research project of Development Strategy Research on Beijing Jingdu Culture Investment Corporation, Beiing, a state-owned corporation charged with preserving the culture, heritage and rehabitation of Old Beijing -- South Beijing. During 2009, Ms. Zhao also was a consultant to the Humanitarian Beijing and Finance Plan Research Report, Beijing Finance Bureau, Beijing Municipal Government, PRC. From January 2010 – present, Ms. Zhao has served as President and Director of Beijing Hehetianyi Culture Development LLC; from March 2011 to the present, Ms. Zhao has served as Vice President of Zhongmingxin Investment Corporation, a company developing a large industrial park near Beijing, China; and from May 2012, Ms. Zhao has been the Chief Executive Officer of International Dianliandian ShopsNetwork Science & Technology Corporation, NYS.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, each person who, at the time during the most recent fiscal year, was a director, executive officer and beneficial owners of more than 10% of the common stock of the Company, has complied with all Section 16(a) filing requirements with respect to the fiscal year ended December 31, 2013, other than as set forth below.

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

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2013 and 2012 in all capacities for the accounts of our executives:

Summary Compensation Table

Non-Qualified
						Non-Equity	Deferred	All Other
Name and				Stock	Option	Incentive Plan	Compensation	Compensation	Totals
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Fenling Wang, President and Chairman	2013 2012	$ 0 $ 0	0 0	0 0	0 0	0 0	0 0	0 0	$ 0 $ 0
Keren Zhao, Chief Executive Officer	2013 2012	$ 0 $ 0	0 0	0 0	0 0	0 0	0 0	0 0	$ 0 $ 0
Jessica Q. Wang,(1) Former President and Chief Executive Officer	2013 2012	$ 0 $ 0	0 0	0 0	0 0	0 0	0 0	0 0	$ 0 $ 0

(1) Jessica Q. Wang resigned as President and Chief Executive Officer on July 19, 2012.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of December 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 14, 2014 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 25 Fordham Drive, Buffalo, New York 14216.

	Amount and Nature of
	Beneficial Ownership
	Common Stock (1)
	No. of
Name and Address of Beneficial Owner	Shares		% of Class
Directors and Officers
Fenglin Wang, Chairman and President	65,923,733	(2)	65.84%
Keren Zhao, Chief Executive Officer	0		0.00%
Wenyi Yu, Director	3,000,000		3.00%
Wenyong Wang, Director	3,000,000		3.00%
Fang Wang, Director	2,500,000		2.50%
All officers and directors as a group (5 persons)	74,423,733		74.34%

5% Security Holders
Fenglin Wang, Chairman and President	65,923,733		65.84%

(1)	Based on 100,138,016 shares of common stock issued and outstanding as of March 14, 2014.
(2)

Includes (i) 923,733 shares of common stock held by Dianliandian Shops Network Science & Technology Corporation, of which Mr. Fenglin Wang is the President, Chief Executive Officer, Chairman and owner and thus has voting and dispositive control over securities held by it.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, there have been no transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years:

During the year ended December 31, 2013, Mr. Fenglin Wang, our President contributed $1,000 of cash to the Company. The amount contributed was recorded as additional paid in capital in 2013.

During the year ended December 31, 2013, a related party paid $55,867 of expenses on behalf of the Company. The amount paid was recorded as additional paid in capital in 2013.

Subsequent to December 31, 2013, a related party paid expenses amounted to $2,500 on behalf of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2013 and December 31, 2012, we were billed approximately $12,350 and $17,200 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2013 and December 31, 2012.

Tax Fees

For the Company's fiscal years ended December 31, 2013 and December 31, 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and December 31, 2012.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and pre-approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report

1.	Financial Statements
2.	Financial Statement Schedules
3.	Exhibits

Exhibit	Title of Document
No.
3.1

Certificate of Amendment to Articles of Incorporation as accepted by the Secretary of State for the State of Nevada on October 9, 2012, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 6, 2012.

10.1	Common Stock Purchase Agreement dated July 3, 2012, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 23, 2012.
31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLD GROUP, INC.

By:/s/ Keren Zhao
Keren Zhao
Chief Executive Officer
(Duly Authorized Officer, and Principal Executive Officer and interim Principal Financial Officer)

Dated: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fenglin Wang	President and Chairman	March 14, 2014
FenglinWang

/s/ Wenyi Yu	Director	March 14, 2014
WenyiYu

/s/ Wenyong Wang	Director	March 14, 2014
WenyongWang

/s/ Fang Wang	Director	March 14, 2014
FangWang

/s/ Keren Zhao	Chief Executive Officer	March 14, 2014
KerenZhao	(Principal Executive Officer and
interim
Principal Financial Officer)