Form 10-Q
period 2014-03-31
DLD Group, Inc.
filed 2014-05-14
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes [X] No [ ]

The registrant had 100,184 shares of common stock, par value $0.001, outstanding as of May 5, 2014.

DLD GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DLD Group, Inc.

March 31, 2014 and 2013

Index to the Financial Statements

Contents	Page(s)

Balance sheets at March 31, 2014 (Unaudited) and December 31, 2013	F-2

Statements of operations for the three months ended March 31, 2014 and 2013 and for the period from January 1, 2002 (date of re-entry into development stage) through March 31, 2014 (Unaudited)	F-3

Statement of stockholders’ equity (deficit) for the period from January 1, 2002 (date of re-entry into development stage) through March 31, 2014 (Unaudited)	F-4

Statements of cash flows for the three months ended March 31, 2014 and 2013 and for the period from January 1, 2002 (date of re-entry into development stage) through March 31, 2014 (Unaudited)	F-5

Notes to the financial statements (Unaudited)	F-6

DLD Group, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)

Assets
Current Assets
Cash	$569	$569

Total current assets	569	569

Furture and equipment
Furniture and equipment	3,982	3,982
Accumulated depreciation	(1,654)	(1,428)

Furniture and equipment, net	2,328	2,554

Total assets	$2,897	$3,123

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$9,935	$5,935

Total current liabilities	9,935	5,935

Stockholders' Deficit
Preferred stock par value $0.01: 500,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 100,184 shares issued and outstanding	100	100

Additional paid-in capital	8,320,435	8,299,396

Accumulated deficit	(8,496,144)	(8,496,144)
Earnings accumulated during the development stage	168,571	193,836

Total stockholders' deficit	(7,038)	(2,812)

Total liabilities and stockholders' deficit	$2,897	$3,123

See accompanying notes to the financial statements.

DLD Group, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
			January 1, 2002
	For the Three Months	For the Three Months	(re-entry into develop-
	Ended	Ended	ment stage) through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$-	$-	$-

Operating Expenses
In-kind services	18,000	18,000	522,000
Professional fees	7,039	16,058	324,744
General and administrative expenses	226	6,234	145,766

Total operating expenses	25,265	40,292	992,510

Loss from Operations	(25,265)	(40,292)	(992,510)

Other (Income) Expense
Foreign currency transactions (gain) loss	-	-	8,036
Forgiveness of debt	-	-	(1,349,874)
Interest expense	-	-	180,757

Other (income) expense, net	-	-	(1,161,081)

Income (Loss) before Income Tax Provision	(25,265)	(40,292)	168,571

Income Tax Provision	-	-	-

Net Income (Loss)	$(25,265)	$(40,292)	$168,571

Net loss per common share
- Basic and Diluted	$(0.25)	$(0.40)

Weighted average common shares outstanding
- Basic and Diluted	100,184	100,000

See accompanying notes to the financial statements.

DLD Group, Inc.
Statement of Stockholder' Equity (Deficit)
For the Interim Period Ended March 31, 2014
(Unaudited)

					Earnings
					Accumulated	Accumulated
			Additional		During the	Other	Total
	Number of	Capital	Paid-in	Accumulated	Development	Comprehensive	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Loss	Deficit

Balance, December 31, 2001	20,704	$21	$6,988,531	$(8,496,144)	$-	$-	$(1,507,592)
Stock issued on settlement of debt	1,276	1	199,147	-	-	-	199,148
Stock issued on Flashback purchase	3,700	4	3,696	-	-	-	3,700
Stock issued on private placement	446	-	44,590	-	-	-	44,590
Finance fee	-	-	(9,590)	-	-	-	(9,590)
Net loss	-	-	-	-	(71,799)	-	(71,799)
Balance, December 31, 2002	26,126	26	7,226,374	(8,496,144)	(71,799)	-	(1,341,543)
Stock issued on settlement of debt	40,000	40	39,960	-	-	-	40,000
Net loss	-	-	-	-	(19,342)	-	(19,342)
Balance, December 31, 2003	66,126	66	7,266,334	(8,496,144)	(91,141)	-	(1,320,885)
Stock issued on settlement of debt	33,874	34	21,282	-	-	-	21,316
Net income	-	-	-	-	1,030,812	-	1,030,812
Balance, December 31, 2004	100,000	100	7,287,616	(8,496,144)	939,671	-	(268,757)
Net loss	-	-	-	-	(19,163)	-	(19,163)
Balance, December 31, 2005	100,000	100	7,287,616	(8,496,144)	920,508	-	(287,920)
Net income	-	-	-	-	62,506	-	62,506
Balance, December 31, 2006	100,000	100	7,287,616	(8,496,144)	983,014	-	(225,414)
In kind contribution - interest	-	-	19,184	-	-	-	19,184
In kind contribution - services	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	(112,224)	-	(112,224)
Balance, December 31, 2007	100,000	100	7,378,800	(8,496,144)	870,790	-	(246,454)
In kind contribution - interest	-	-	24,117	-	-	-	24,117
In kind contribution - services	-	-	72,000	-	-	-	72,000
Net loss	-	-	-	-	(131,538)	-	(131,538)
Balance, December 31, 2008	100,000	100	7,474,917	(8,496,144)	739,252	-	(281,875)
Net loss	-	-	-	-	(126,511)	-	(126,511)
Foreign currency translation adjustment	-	-	-	-	-	(893)	(893)
Total comprehensive loss	-	-	-	-	-	-	(127,404)
In kind contribution - interest	-	-	29,244	-	-	-	29,244
In kind contribution - services	-	-	72,000	-	-	-	72,000
Balance, December 31, 2009	100,000	100	7,576,161	(8,496,144)	612,741	(893)	(308,035)
Net loss		-	-	-	(119,861)	-	(119,861)
In kind contribution - interest	-	-	33,725	-	-	-	33,725
In kind contribution - services	-	-	72,000	-	-	-	72,000
Balance, December 31, 2010	100,000	100	7,681,886	(8,496,144)	492,880	(893)	(322,171)
Net loss	-	-	-	-	(42,360)	-	(42,360)
In kind contribution - interest	-	-	37,215	-	-	-	37,215
In kind contribution - services	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	228,029	-	-	-	228,029
Balance, December 31, 2011	100,000	100	8,019,130	(8,496,144)	450,520	(893)	(27,287)
Net loss	-	-	-	-	(128,214)	-	(128,214)
In kind contribution - interest	-	-	906	-	-	-	906
In kind contribution - services	-	-	72,000	-	-	-	72,000
Forgiveness of debt officer	-	-	8,828	-	-	-	8,828
Contributed capital by former officer	-	-	37,042	-	-	-	37,042
Comprehensive income	-	-		-	-	893	893
Contributed capital by director	-	-	32,623	-	-	-	32,623
Balance, December 31, 2012	100,000	100	8,170,529	(8,496,144)	322,306	-	(3,209)
Stock issued for DTC Depository	184	-	-	-	-	-	-
Net loss	-	-	-	-	(128,470)	-	(128,470)
In kind contribution - services	-	-	72,000	-	-	-	72,000
Contributed capital by former officer	-	-	1,000	-	-	-	1,000
Contributed capital by director	-	-	55,867	-	-	-	55,867
Balance, December 31, 2013	100,184	100	8,299,396	(8,496,144)	193,836	-	(2,812)
Net loss	-	-	-	-	(25,265)	-	(25,265)
In kind contribution - services	-	-	18,000	-	-	-	18,000
Contributed capital by director	-	-	3,039	-	-	-	3,039

Balance, March 31, 2014	100,184	$100	$8,320,435	$(8,496,144)	$168,571	$-	$(7,038)

See accompanying notes to the financial statements.

DLD Group, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
			January 1, 2002
	For the Three Months	For the Three Months	(re-entry into develop-
	Ended	Ended	ment stage) through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss )	$(25,265)	$(40,292)	$168,571
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	226	226	1,654
None-cash item - expenses recovered	-	-	(1,142,152)
Forgiveness of debt	-	-	(98,956)
Imputed interest of loans payable	-	-	144,391
In-kind services	18,000	18,000	522,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,000	4,395	19,252

Net Cash Used in Operating Activities	(3,039)	(17,671)	(385,240)
Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(3,982)
Net Cash Used in Investing Activities	-	-	(3,982)
Cash Flows from Financing Activities
Proceeds from loans payable - related parties	-	-	68,718
Repayments of loans payable - related parties	-	-	(61,715)
Settlement of debt by director	-	-	19,113
Proceeds from sale of common shares	-	-	38,700
Capital contribution	3,039	18,671	324,773

Net Cash Provided by Financing Activities	3,039	18,671	389,589

Effect of foreign exchange rate change on cash	-	-	202
Net Change in Cash	-	1,000	569
Cash - beginning of period	569	-	-
Cash - end of period	$569	$1,000	$569

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$36,476
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

DLD Group, Inc.
(A Development Stage Company)
March 31, 2014 and 2013
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

DLD Group, Inc.

Europa Resources Inc. ("Europa") was incorporated on June 25, 1997 under the laws of the State of Nevada.

Amendment to the Articles of Incorporation on May 14, 1999

On May 14, 1999, the Board of the Directors of the Company unanimously adopted resolutions declaring the advisability of, and recommended that Stockholders approve the amendment to the Company’s Articles of Incorporation to authorize the Company to file a certificate of amendment to its Articles of Incorporation to (1) change the name of the Company from Europa Resources Inc. to EWRX Internet Systems, Inc. (“EWRX”) and (2) increase the number of authorized shares of common stock par value $0.001 from Fifty Million (50,000,000) shares to One Hundred Million (100,000,000) shares. In connection with the adoption of these resolutions, the board elected to seek the written consent of the holders of a majority of the outstanding shares. On May 14, 2009, stockholders owning approximately more than 50% of common stock, consented in writing to the adoption of these resolutions. The amendment became effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Secretary of the State of the State of Nevada on May 18, 1999.

Amendment to the Articles of Incorporation on August 5, 2012

On August 5, 2012, the board of directors of the Company approved, subject to receiving the approval of the holders of a majority of its outstanding common stock, an amendment of its articles of incorporation to change its name from EWRX Internet Systems, Inc. to DLD Group, Inc. (“the Company”) to better identify its future business endeavors. On August 23, 2012, a stockholder holding approximately 65% of its outstanding shares approved the amendment pursuant to written consent. The amendment effectuating the change of its corporate name became effective upon filing the certificate of amendment with the Secretary of State of the State of Nevada on October 9, 2012.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2014.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include furniture and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the declining balance method as follow:

Computer equipment	30%

Furniture and fixture	20%

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the reporting period ended March 31, 2014 or 2013.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

(i) Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at December 31, 2013.

(ii) Depreciation Expense

Depreciation expense was $226 each for the reporting period ended March 31, 2014 and 2013, respectively.

Note 6 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Fifty Million and Five Hundred Thousand (50,500,000) shares of which Five Hundred Thousand (500,000) shares shall be Preferred Stock, par value $0.01 per share, and Fifty Million (50,000,000) shares shall be Common Stock, par value $0.001 per share.

Amendment to the Articles of Incorporation on May 14, 1999

On May 14, 1999, the Board of the Directors of the Company unanimously adopted resolutions declaring the advisability of, and recommended that Stockholders approve the amendment to the Company’s Articles of Incorporation to authorize the Company to file a certificate of amendment to its Articles of Incorporation to (1) change the name of the Company from Europa Resources Inc. to EWRX Internet Systems, Inc. (“EWRX”) and (2) increase the number of authorized shares of common stock par value $0.001 from Fifty Million (50,000,000) shares to One Hundred Million (100,000,000) shares. In connection with the adoption of these resolutions, the board elected to seek the written consent of the holders of a majority of the outstanding shares. On May 14, 2009, stockholders owning approximately more than 50% of common stock, consented in writing to the adoption of these resolutions. The amendment became effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Secretary of the State of the State of Nevada on May 18, 1999.

Amendment to the Articles of Incorporation on November 5, 2009

On November 5, 2009, the Board of the Directors of the Company unanimously adopted resolutions declaring the advisability of, and recommended that Stockholders approve the amendment to the Company’s Articles of Incorporation to authorize the Company to file a certificate of amendment to its Articles of Incorporation to increase the number of authorized shares of common stock par value $0.001 from One Hundred Ten Million (100,000,000) shares to Two Hundred Million (200,000,000) shares. In connection with the adoption of these resolutions, the board elected to seek the written consent of the holders of a majority of the outstanding shares. On November 5, 2009, stockholders owning approximately 72% of common stock, consented in writing to the adoption of these resolutions. The amendment became effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Secretary of the State of the State of Nevada on November 5, 1999.

Certificate of Amendment to the Articles of Incorporations Authorizing 1-for-1,000 Reverse Stock Split

On January 10, 2014, the Board of the Directors of the Company unanimously adopted resolutions declaring the advisability of, and recommended that Stockholders approve the amendment to the Company’s Articles of Incorporation to authorize a reverse split of one-for-one thousand of its shares of Common Stock. In connection with the adoption of these resolutions, the board elected to seek the written consent of the holders of a majority of the outstanding shares. On January 10, 2014, Mr. Fenglin Wang, who owns 65.84% of common stock, consented in writing to the reverse stock split. The reverse stock split became effective on May 2, 2014.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the reverse stock split.

Additional Paid-in Capital

During the three months ended March 31, 2014, the Company recorded as additional paid-in capital $18,000 of in-kind services provided to the Company by its chairman and chief executive officer.

During the three months ended March 31, 2014, the Chairman and CEO of the Company paid $3,039 in expenses on behalf of the Company which was recorded as additional paid in capital.

Note 7 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Fenglin Wang	Chairman, CEO, significant stockholder and director

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

Recent Development

Reverse Split

On January 10, 2014, the Company’s board and majority stockholders approved a 1000 for 1 reverse split of all of the issued and outstanding common stock of the Company (the “Reverse Split”). On April 14, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation regarding the Reverse Split. On May 2, 2014, the Financial Industry Regulatory Authority (FINRA) announced the Reverse Split. Immediately following the effectiveness of the Reverse Split, the number of issued and outstanding shares of the Company’s common stock was 100,184.

Results of Operations

We have not had any revenue since we reentered into the development stage on January 1, 2002. For the three months ended March 31, 2014 and 2013 we incurred a net loss of $25,265 and $40,292, respectively. Expenses for these periods were comprised of costs mainly associated with legal, accounting and office expense.

As reflected in the accompanying financial statements, the Company has a stockholders’ deficit at March 31, 2014, a net loss and cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from related parties and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2014, we had $569 of cash on hand. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Historically the Company had successfully obtained contributions from related parties and issued common stock to support the operation. We plan to continue to rely upon the issuance of common stock and contributions from related parties to fund administrative expenses. However, no related parties are contractually obligated to provide such funding. There is no assurance that additional funding will be available to us.

Critical Accounting Policies

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("U.S. GAAP"). U.S. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schedule
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DLD GROUP, INC.

Date: May 12, 2014	By: /s/ Keren Zhao
Keren Zhao
Chief Executive Officer
(Duly Authorized Officer, Principal Executive
Officer and interim Principal Accounting Officer)