Form 10-Q
period 2014-06-30
DLD Group, Inc.
filed 2014-08-08
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes [X] No [   ]

The registrant had 100,184 shares of common stock, par value $0.001, outstanding as of August 5, 2014.

DLD GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2014

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DLD Group, Inc.

June 30, 2014 and 2013

DLD Group, Inc.

Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

Current Assets

Cash	$24,986	$569
Prepaid legal fees	10,000	-

Total Current Assets	34,986	569

Furniture and equipment
Furniture and equipment	3,982	3,982
Accumulated depreciation	(1,880)	(1,428)

Furniture and equipment, net	2,102	2,554
Total Assets	$37,088	$3,123

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$9,359	$5,935
Advances from related party	60,000	-
Total Liabilities	69,359	5,935

Stockholders' Deficit
Preferred stock, $0.01 par value per share: 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized; 100,184 shares issued and outstanding	100	100
Additional paid - in capital	8,338,435	8,299,396
Accumulated deficit	(8,370,806)	(8,302,308)

Total Stockholders' Deficit	(32,271)	(2,812)

Total Liabilities and Stockholders' Deficit	$37,088	$3,123

See accompanying notes to the financial statements

DLD Group, Inc.

Statements of Operations

	For the Three Months		For the Six Months
	Ended		Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Operating Expenses
In-kind services	18,000	18,000	36,000	36,000
Professional fees	8,423	8,006	15,462	24,064
General and administrative expenses	16,529	4,909	16,755	11,143
Total Operating Expenses	42,952	30,915	68,217	71,207
Loss from operations	(42,952)	(30,915)	(68,217)	(71,207)
Other (Income) Expense
Interest expense	281	-	281	-
Other Income (Expenses) , net	281	-	281	-
Loss Before Income Tax Provision	(42,233)	(30,915)	(68,498)	(71,207)
Income Tax Provision	-	-	-	-
Net Loss	$(42,233)	$(30,915)	$(68,498)	$(71,207)
Net loss per common share - Basic and Diluted	$(0.43)	$(0.31)	$(0.68)	$(0.71)
Weighted average common shares oustanding - Basic and Diluted	100,184	100,184	100,184	100,184

See accompanying notes to the financial statements

DLD Group, Inc.
Statement of Stockholders' Deficit
For the year ended December 31, 2013 and for the Interim Period Ended June 30, 2014
(Unaudited)

	Common stock $0.001 par value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	100,184	$100	$8,170,529	$(8,173,838)	$(3,209)

In kind contribution - services			72,000		72,000
Contributed capital by former officer			1,000		1,000
Contributed capital by director			55,867		55,867
Net loss				(128,470)	(128,470)

Balance, December 31, 2013	100,184	100	8,299,396	(8,302,308)	(2,812)

In kind contribution - services			36,000		36,000
Contributed capital by director			3,039		3,039
Net loss				(68,498)	(68,498)

Balance, June 30, 2014	100,184	$100	$8,338,435	$(8,370,806)	$(32,271)

See accompanying notes to the financial statements

DLD Group, Inc.

Statements of Cash Flows

	For the Six Months
	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(68,498)	$(71,207)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	452	452
In-kind contribution services	36,000	36,000
Changes in operating assets and liabilities
Prepaid legal fees	(10,000)	-
Accounts payable and accrued liabilities	3,424	(675)
Net Cash Used in Operating Activities	(38,622)	(35,430)
Cash Flows from Financing Activities
Advances from (repayments to) related party	60,000	-
Capital contribution	3,039	35,999
Net Cash Provided by Financing Activities	63,039	35,999
Net change in cash	24,417	569

Cash, beginning of period	569	-
Cash, end of period	$24,986	$569
Supplemental Information:
Interest paid	$281	$-
Income tax paid	$-	$-

See accompanying unaudited notes to financial statements

DLD Group, Inc.
June 30, 2014 and 2013
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

The Company is considered a development stage company. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

There were no potentially dilutive common shares outstanding for the reporting period ended June 30, 2014 or 2013.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(ii) Depreciation Expense

Depreciation expense was $452 each for the reporting period ended June 30, 2014 and 2013, respectively.

Note 5 – Stockholders’ Deficit

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

Additional Paid-in Capital

During the six months ended June 30, 2014, the Company recorded as additional paid-in capital $36,000 of in-kind services provided to the Company by its chairman and chief executive officer.

During the six months ended June 30, 2014, the Chairman and CEO of the Company paid $3,039 in expenses on behalf of the Company which was recorded as additional paid in capital.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
DLD International Group Limited	An entity controlled by Chairman and CEO
Fenglin Wang	Chairman, CEO, significant stockholder and director

Advances from Related Party

From time to time, a related party advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

A related party advanced $60,000 for the reporting period ended June 30, 2014, none of which had been repaid.

Note 7 – Subsequent Events

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

The current management, appointed upon the consummation of a change of control occurred in July 2012, is presently working to acquire a company that focuses on exporting products made in the United States to China via an online shopping service platform. As of the date of this filing, the acquisition of this Company has not been consummated.

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

Change in Control

Effective as of May 6, 2014, Wenyi Yu and Wenyong Wang each resigned as a member of the board of directors. Mr. Yu and Mr. Wang’s resignations were not due to any disagreements with us or any of our operations, policies or practices. Immediately following Mr. Yu and Mr. Wang’s resignations, the board of directors appointed Keren Zhao, our Chief Executive Officer, as a member of our board of directors.

On June 11, 2014, certain of our stockholders, including Fenglin Wang, Wenyong Wang, Fang Wang, and Jihua Bao, sold a total of 71,500 shares of our common stock, representing approximately 71.4% of our issued and outstanding shares of common stock to Marcel A. Willoughby pursuant to a stock purchase agreement dated June 11, 2014. As a result, Marcel A. Willoughby became the principal stockholder of the Company, holding 71.4% of the outstanding common stock.

Results of Operations

We have not had any revenue since we re-entered into the development stage on January 1, 2002. For the three months ended June 30, 2014 and 2013 we incurred a net loss of $42,671 and $30,915, respectively. For the six months ended June 30, 2014 and 2013 we incurred a net loss of $68,498 and $71,207, respectively. Expenses for these periods were comprised of costs mainly associated with legal, accounting and office expense.

As reflected in the accompanying financial statements, the Company has an accumulated deficit at June 30, 2014, a net loss and cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from related parties and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2014, we had $24,986 of cash on hand. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Historically the Company had successfully obtained additional capital from advances from certain related parties. We plan to continue to rely upon advances from related parties to fund our administrative expenses. However, no related parties are contractually obligated to provide such funding. There is no assurance that additional funding will be available to us.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Principal Executive Officer and interim Principal Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Principal Executive Officer and interim Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Principal Executive Officer and interim Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

DLD GROUP, INC.

Date: August 8, 2014	By: /s/ Keren Zhao
Keren Zhao
Chief Executive Officer
(Duly Authorized Officer, Principal Executive
Officer and interim Principal Accounting Officer)