Form 10-Q
period 2014-09-30
DLD Group, Inc.
filed 2014-11-06
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes [X]    No [   ]

The registrant had 100,184 shares of common stock, par value $0.001, outstanding as of November 6, 2014.

DLD GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2014

TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DLD Group, Inc.

September 30, 2014 and 2013

DLD Group, Inc.
Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets

Cash	$15,258	$569
Prepaid legal fees	10,000	-

Total Current Assets	25,258	569

Furniture and equipment
Furniture and equipment	3,982	3,982
Accumulated depreciation	(2,107)	(1,428)

Furniture and equipment, net	1,875	2,554

Total Assets	$27,133	$3,123

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$9,288	$5,935
Advances from a related party	60,000	-
Total Current Liabilities	69,288	5,935

Stockholders' Deficit
Preferred stock par value $0.01: 500,000 shares authorized; none issued and outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 100,215 shares issued and outstanding	100	100
Additional paid - in capital	8,356,435	8,299,396
Accumulated deficit	(8,398,690)	(8,302,308)

Total Stockholders' Deficit	(42,155)	(2,812)

Total Liabilities and Stockholders' Deficit	$27,133	$3,123

See accompanying notes to the financial statements

DLD Group, Inc.
Statements of Operations

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Operating Expenses
In-kind services	18,000	18,000	54,000	54,000
Professional fees	4,530	5,369	19,992	29,433
General and administrative expenses	5,202	5,217	21,957	16,360

Total Operating Expenses	27,732	28,586	95,949	99,793

Loss from operations	(27,732)	(28,586)	(95,949)	(99,793)

Other (Income) Expense
Interest expense	152	-	433	-

Other Income (Expenses) , net	152	-	433	-
Loss Before Income Tax Provision	(27,884)	(28,586)	(96,382)	(99,793)

Income Tax Provision	-	-	-	-

Net Loss	$(27,884)	$(28,586)	$(96,382)	$(99,793)

Net loss per common share - Basic and Diluted	$(0.28)	$(0.29)	$(0.96)	$(1.00)

Weighted average common shares oustanding - Basic and Diluted	100,215	100,215	100,215	100,215

See accompanying notes to the financial statements

DLD Group, Inc.
Statement of Stockholders' Deficit
For the year ended December 31, 2013 and for the Interim Period Ended September 30, 2014
(Unaudited)

	Common stock $0.001 par value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	100,215	$100	$8,170,529	$(8,173,838)	$(3,209)

In kind contribution - services	-	-	72,000	-	72,000
Contributed capital by former officer	-	-	1,000	-	1,000
Contributed capital by director	-	-	55,867	-	55,867
Net loss	-	-		(128,470)	(128,470)

Balance, December 31, 2013	100,215	100	8,299,396	(8,302,308)	(2,812)

In kind contribution - services	-	-	54,000	-	54,000
Contributed capital by a director	-	-	3,039	-	3,039
Net loss	-	-		(96,382)	(96,382)

Balance, September 30, 2014	100,215	$100	$8,356,435	$(8,398,690)	$(42,155)

See accompanying notes to the financial statements

DLD Group, Inc.
Statements of Cash Flows

	For the Nine Months
	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(96,382)	$(99,793)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	679	678
In-kind contribution services	54,000	54,000
Changes in operating assets and liabilities
Prepaid legal fees	(10,000)	-
Accounts payable and accrued liabilities	3,353	1,624
Net Cash Used in Operating Activities	(48,351)	(43,491)

Cash Flows from Financing Activities
Advances from a related party	60,000	-
Capital contribution	3,039	44,060
Net Cash Provided by Financing Activities	63,039	44,060

Net change in cash	14,689	569

Cash, beginning of period	569	-

Cash, end of period	$15,258	$569

Supplemental Information:

Interest paid	$433	$-

Income tax paid	$-	$-

See accompanying unaudited notes to financial statements

DLD Group, Inc.
September 30, 2014 and 2013
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

DLD Group, Inc.

Europa Resources Inc. ("Europa") was incorporated on June 25, 1997 under the laws of the State of Nevada.

Amendment to the Articles of Incorporation on May 14, 1999

On May 14, 1999, the Board of the Directors of the Company unanimously adopted resolutions declaring the advisability of, and recommended that Stockholders approve the amendment to the Company’s Articles of Incorporation to authorize the Company to file a certificate of amendment to its Articles of Incorporation to (1) change the name of the Company from Europa Resources Inc. to EWRX Internet Systems, Inc.(“EWRX”) and (2) increase the number of authorized shares of common stock par value $0.001 from Fifty Million (50,000,000) shares to One Hundred Million (100,000,000) shares. In connection with the adoption of these resolutions, the board elected to seek the written consent of the holders of a majority of the outstanding shares. On May 14, 2009, stockholders owning more than 50% of the common stock, consented in writing to the adoption of these resolutions. The amendment became effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada on May 18, 1999.

Amendment to the Articles of Incorporation on August 5, 2012

On August 5, 2012, the board of directors of the Company approved, subject to receiving the approval of the holders of a majority of its outstanding common stock, an amendment of its articles of incorporation to change its name from EWRX Internet Systems, Inc. to DLD Group, Inc. (“the Company”) to better identify its future business endeavors. On August 23, 2012, a stockholder holding approximately 65% of its outstanding shares approved the amendment pursuant to written consent. The amendment effectuating the change of its corporate name became effective upon filing the certificate of amendment with the Secretary State of Nevada on October 9, 2012.

Note 2 -Significant and Critical Accounting Policies and Practices

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

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c)its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid legal fees, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

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

Computer equipment	30%

Furniture and fixtures	20%

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended September 30, 2014 or 2013.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(i)Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at December 31, 2013.

(ii) Depreciation Expense

Depreciation expense was $678 per period for the nine months ended September 30, 2014 and 2013, respectively.

Note 6– Stockholders’ Deficit

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

Amendment to the Articles of Incorporation on May 14, 1999

On May 14, 1999, the Board of the Directors of the Company unanimously adopted resolutions declaring the advisability of, and recommended that Stockholders approve the amendment to the Company’s Articles of Incorporation to authorize the Company to file a certificate of amendment to its Articles of Incorporation to increase the number of authorized shares of common stock par value $0.001 from Fifty Million (50,000,000) shares to One Hundred Million (100,000,000) shares. In connection with the adoption of the resolutions, the board elected to seek the written consent of the holders of a majority of the outstanding shares. On May 14, 2009, stockholders owning more than 50% of the common stock consented in writing to the adoption of the resolutions. The amendment became effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada on May 18, 1999.

Amendment to the Articles of Incorporation on November 5, 2009

On November 5, 2009, the Board of the Directors of the Company unanimously adopted resolutions declaring the advisability of, and recommended that Stockholders approve the amendment to the Company’s Articles of Incorporation to authorize the Company to file a certificate of amendment to its Articles of Incorporation to increase the number of authorized shares of common stock par value $0.001 from One Hundred Ten Million (100,000,000) shares to Two Hundred Million (200,000,000) shares. In connection with the adoption of the resolutions, the board elected to seek the written consent of the holders of a majority of the outstanding shares. On November 5, 2009, stockholders owning approximately 72% of the common stock consented in writing to the adoption of the resolutions. The amendment became effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada on November 5, 1999.

Certificate of Amendment to the Articles of Incorporations Authorizing 1-for-1,000 Reverse Stock Split

On January 10, 2014, the Board of the Directors of the Company unanimously adopted resolutions declaring the advisability of, and recommended that Stockholders approve the amendment to the Company’s Articles of Incorporation to authorize a reverse split of one-for-one thousand of its shares of common stock. In connection with the adoption of the resolutions, the board elected to seek the written consent of the holders of a majority of the outstanding shares. On January 10, 2014, Mr. Fenglin Wang, who owned 65.84% of common stock then, consented in writing to the reverse stock split. The reverse stock split became effective on May 2, 2014.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the reverse stock split.

Additional Paid-in Capital

During the nine months ended September 30, 2014, the Company recorded as additional paid-in capital $54,000 of in-kind services provided to the Company by its chairman and chief executive officer.

During the nine months ended September 30, 2014, the Chairman and CEO of the Company paid $3,039 in expenses on behalf of the Company which was recorded as additional paid in capital.

Note 7– Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
DLD International Group Limited (“DLD International”)	An entity controlled by Chairman and CEO
Fenglin Wang	Chairman, CEO, significant stockholder and director

Advances from a Related Party

From time to time, a related party advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

DLD International advanced $60,000 for the reporting period ended September 30, 2014, none of which has been repaid. The advance is interest free, due on demand and without collateral.

Note 8–Subsequent Events

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

The current management, appointed upon the consummation of a change of control occurred in August 2012, is presently working to acquire a company that focuses on exporting products made in the United States to China via an online shopping service platform. As of the date of this filing, the acquisition of this Company has not been consummated.

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

Recent Development

Reverse Split

On January 10, 2014, the Company’s board and majority stockholders approved a reverse split of 1- for-1000 reverse split of all of the issued and outstanding common stock of the Company (the “Reverse Split”). On April 14, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation regarding the Reverse Split. On May 2, 2014, the Financial Industry Regulatory Authority (FINRA) announced the Reverse Split. Immediately following the effectiveness of the Reverse Split, the number of issued and outstanding shares of the Company’s common stock was 100,215.

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

Results of Operations

We have not had any revenue since we re-entered into the development stage on January 1, 2002. For the three months ended September 30, 2014 and 2013 we incurred a net loss of $27,884 and $28,586 respectively. For the Nine months ended September 30, 2014 and 2013 we incurred a net loss of $96,382 and $99,793 respectively. Expenses for these periods were comprised of costs mainly associated with legal, accounting and office expense.

As reflected in the accompanying financial statements, the Company has an accumulated deficit at September 30, 2014, a net loss and cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from related parties and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2014, we had $15,258 of cash on hand. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Historically the Company had successfully obtained additional capital from advances from certain related parties. We plan to continue to rely upon advances from related parties to fund our administrative expenses. However, no related parties are contractually obligated to provide such funding. There is no assurance that additional funding will be available to us.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

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

DLD GROUP, INC.

Date: November 6, 2014	By: /s/ Keren Zhao
Keren Zhao
Chief Executive Officer
(Duly Authorized Officer, Principal Executive
Officer and interim Principal Accounting Officer)