Form 10-K
period 2014-12-31
DLD Group, Inc.
filed 2015-04-15
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________to _________________

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

At April 10 , 2015, 2,100,215 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assumes no obligation to update any such forward-looking statements

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this Report to “DLD” “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of DLD Group, Inc., and its consolidated subsidiaries. In addition, unless the context otherwise requires and for the purposes of this report only:

•	“DLD WOFE” refers to Beijing DLD Enterprise Management Consulting Co., Ltd., a PRC wholly owned foreign enterprise (“WOFE”);
•	“Commission” refers to the Securities and Exchange Commission;
•	“DLD BVI” refers to DLD Great Industry Limited, a British Virgin Islands company;
•	“DLD Group” refers to DLD Group, Inc., a Nevada company;
•	“DLD HK” refers to DLD International Group Limited, a Hong Kong company;
•	“DLD Technology” refers to Dianliandian Science & Technology Co., Ltd., a PRC company;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“DLD Henan” refers to Henan Dianliandian Information Technology Co., Ltd., a PRC company;
•	“PRC” refers to the People’s Republic of China;
•	“Securities Act” refers to the Securities Act of 1933, as amended; and
•	“STSW” refers to Shenzhen Tongchengyi Sanxing Weiye Network Technology Inc., a PRC Company.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated on June 25, 1997 under the laws of the State of Nevada. The Company re-entered the development stage on January 1, 2002. Until we completed the reverse acquisition transaction with DLD BVI on December 30, 2014, we had no revenue and our operations were limited to development of our business plan and target customer market. As a result of the reverse acquisition of DLD BVI we now are a holding company which through certain contractual arrangements with operating companies in the PRC, engages in online, offline and mobile commerce in the PRC.

We are operating as a discount product information platform which integrates online, offline and mobile commerce in China. We consolidate discount information by operating DLD Discount Web Http://www.dld.com, an online-to-offline “O2O” promotional information marketplace, DLD E-mall, an online shopping marketplace, and E-supermarket, an online supermarket. We sell membership cards to offline customers who can enjoy discounts and special price when they shop in our merchant partners’ store offline. Our three online marketplaces and offline membership service and together with our mobile apps as a whole enables both our online and offline local merchant partners and brick-and-mortar retailers to reach consumers in a more effective and efficient manner. Our headquarter resides in the city of Beijing in China.3rd and 4th Floor, Building 3, Number 11 East Xinyuanli, North of Dongsanhuan road, Chaoyang District, Beijing, China The size of our headquarter office building is 380 m2.

Reverse Acquisition of DLD BVI

On December 30, 2014, we completed a reverse acquisition transaction through a share exchange with DLD BVI whereby we acquired all of the issued and shares of DLD BVI in exchange for 2,000,000 shares of our common stock, which represented approximately 95.23% of our total shares outstanding immediately following the closing. As a result, DLD BVI became our wholly-owned subsidiary and the former shareholders of DLD BVI became our controlling stockholders. We are now a holding company, which through certain contractual arrangements with operating companies in the PRC, engages in online, offline and mobile commerce in the PRC.

The share exchange transaction with DLD BVI was treated as a reverse acquisition, with DLD BVI as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of DLD BVI, the Operating Companies and their respective consolidated subsidiaries.

Organization & Subsidiaries

DLD Group is a U.S. holding company and we conduct our business in China mainly through our subsidiaries and variable interest entities.

We established DLD BVI and DLD HK in British Virgin Islands and Hong Kong in 2012 and 2013 respectively. They are offshore holding companies in order to facilitate international financing.

We formed DLD WOFE, a wholly foreign owned entity in 2013. We may rely on dividends from our wholly foreign-owned subsidiaries in China for our cash requirements. Under PRC laws and regulations, our wholly foreign-owned subsidiaries in China may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations.

We assisted in establishing DLD Technology in 2012 and STSW in 2009. We obtained control over DLD Technology and STSW through DLD WOFE by entering into a series of contractual agreement with DLD Technology, STSW and their shareholders’ respectively.

We assisted in establishing DLD Henan in 2014. It is owned 100% by DLD Technology. DLD Henan is engaged in computer software research and development, computer data management; and advertisement design, production, and distribution as well as investment management.

In December 2014, DLD WOFE entered a series of contractual agreement with DLD Technology and STSW (the “Contractual Arrangements”). The following is a summary of each of the Contractual Arrangements:

•	Exclusive Business Cooperation Agreement. DLD WOFE has the sole and exclusive right to provide specified technology consulting and services to DLD Technology and STSW. DLD Technology and STSW agree to pay service fees to DLD WOFE on an annual basis and the amount of the service fee is decided by DLD WOFE on the basis of the work performed and commercial value of the services. The initial term of the agreements is 10 years.
•	Exclusive Option Agreement. The shareholders of DLD Technology and STSW irrevocably grant DLD WOFE an exclusive option to purchase or have its designated persons to purchase at its discretion, to the extent permitted under PRC law, all or part of their equity interests in DLD Technology and STSW. The purchase price should equal the amount that the shareholders contributed to DLD Technology and STSW as registered capital for the equity interest to be purchased, or be the lowest price permitted by applicable PRC law. The initial term of these agreements is 10 years and can be renewed for an additional 10 years.
•	Share Pledge Agreement. Each of the shareholders of DLD Technology and STSW has pledged all of his equity interest in DLD Technology and STSW to guarantee their and DLD Technology’s or STSW’s performance of his obligations under, where applicable, the exclusive technology consulting and services agreement, exclusive option agreement and power of attorney.
•	Power of Attorney. Each of the shareholders of DLD Technology and STSW has granted an irrevocable power of attorney, appointing DLD WOFE’s designated person as his attorney-in-fact to exercise all shareholder rights. Each power of attorney will remain in force for so long as the shareholder remains a shareholder of DLD Technology or STSW.

DLD BVI does not own any equity interests in the PRC operating companies, DLD Technology and STSW, but controls and receives the economic benefits of their business operations through the Contractual Arrangements. In addition, the operating companies are deemed DLD BVI’s variable interest entities and, accordingly, DLD BVI is able to consolidate the operating companies’ results, assets and liabilities into its financial statements.

DLD BVI’s organizational structure was developed to permit the infusion of foreign capital under the laws of the PRC and to maintain an efficient tax structure, as well as to foster internal organizational efficiencies.

Our corporate structure is as follows:

Our Business Model

Online Business

Discount Web: We start our business by launching our DLD Discount Web Http://www.dld.com, which is an O2O promotional information marketplace that helps local merchants to release their daily marketing and promotional information online to capture our customers’ “in-store” spending needs in 2010 in the city of Shenzhen. To help our customers find more information about the shops more efficiently and have the most updated information about shop’s promotions, DLD Discount Web has grown to cover China’s 31 provinces, across diverse categories, including food, entertainment, travel, accommodation, and lifestyle. The number of promotion messages has reached 1000 pieces daily by now. Online member has grown significantly from 1,042,500 at the end of 2012 to 6, 120,145 at the end of December 2014. Registered customers are able to enjoy the discounts and special price offer when they go shopping both online and offline, which are pre-negotiated by our company. We also foster an online interactive user community which allows customers to discuss, rate and review products, and services offered by the offline shops , and share shopping experiences with each other in our online community. We believe it will be the word-of-mouth spread and help attract more potential customers to our services more effectively.

E-Supermarket: Our online supermarket DLD E-Supermarket features a great selection of good quality products, convenient online service and certainly the low prices. We select quality partners in each city to ensure the service maintained with the same standards. We are planning to penetrate lower tier cities to capture the increasing demand for customers’ daily shopping needs. DLD E-Supermarket was built in May 2013, by the end of December 2014, there are more than 15, 800 different types of products selling on DLD E-supermarket website through B2C model. So far it only operates in the city of Zhengzhou and we are planning to expand this business to the rest part of China. We will start from major city like Shanghai and Beijing soon.

DLD E-mall: Our online shopping marketplace DLD E-mall enables individuals to leverage the power of the Internet to establish their online presence and conduct commerce with consumers no matter where they are. We offer customers a wide selection of physical goods including apparel, makeups and jewelries, consumer electronics, baby products, home furnishings, sport wear, recreational supplies and many more. It is mainly a C2C business. DLD E-mall was established in March 2014, till the end of December 2014, DLD E-mall presents around, 2100 merchant partners with more than 21,000 types of products.

Smart-Life Channel: One of the latest product is Smart-Life channel that we launched on DLD Discount Web recently. It is a Groupon type of business, but without requirement of a minimum number of purchasers. We believe the more convenient experience they have with us, the higher chances that they will stay with our service. Our payment system provides high security for customers to make a payment online, so that customers would not have any concerns of making online payment.

Offline Business

To help our offline customers, we start distributing membership cards in 2012 in the city of Beijing. Our members can enjoy the discounts and special price pre-negotiated by our company with our local partners when they shop offline. Since we launched offline business, our offline customers’ base has been enjoying strong growth momentum, and has grown significantly from 504,700 at the end of 2012 to 5,236,200 at the end of December 2014.

DLD as a whole offers customers the most convenient shopping experience no matter they are online, offline, or on mobile. Our membership cards together with our major shopping websites http://www.dld.com and mobile apps will capture and serve customers’ shopping needs in most of perspectives. One of our new initiatives is that we will launch a global-shopping site to expand our merchant partners to foreign countries. We are aiming at bringing the competitive products and prices to our customers. In the long term, we will grow our online and mobile business, at the same time, maintain our offline competitive advantage, expand our product offerings and expend to more regions.

Revenue Source

Our total revenue principally represents marketing services revenue, commissions on transactions, and membership. The revenues are generated from 4 business lines, including DLD Discount Web, DLD E-mall, DLD E-supermarket and offline business.

Our marketing services revenue comprises of card sales, direct mail (DM) and electronic direct mail service fees (EDM) and online advertising fees. Commissions on transactions comprise of commissions generated from online and offline transactions. Membership fees represent fees charged on merchants partners as a fixed fee.

Company Milestones

In 2010, we started our online business by launching DLD Discount Web. The first channel was a merchant partners’ channel.

In 2011, we mainly developed the website for a better version and more discounted information to help our customers to fully take advantage of price cuts.

In 2012, we kicked off our offline business and launched membership community on DLD Discount Web to provide an online platform for customers to share their offline shopping experience. Our DM and EDM marketing also started in 2012, which are effective marketing tools for our merchant partners.

In 2013, we launched DLD E-Supermarket to capture consumers’ daily shopping needs. Currently, it only operates business in Zhengzhou, and we intend to launch in other major cities very soon.

In 2014, we launched DLD E-Mall website to kick off our online marketplace business, and we also start operating our Smart-Life channel on DLD Discount Web, Smart-Life product is a Groupon type of product and now it has started booking service.

Our Market

China Retail Market

China's retail industry has experienced significant growth in recent ten years, as a result of rising personal disposable income and increasing urbanization. Total retail sales grew from RMB6.2 trillion in 2008 to RMB9.8 trillion (US$1.6 trillion) in 2012, according to Euromonitor International, representing a compound annual growth rate (CAGR) of 12.2% . However, China’s retail market is highly fragmented with the top 20 retailers in China had a combined market share of approximately 11.5% only in 2013, as compared with approximately 39.8% in the United States in the same period. Majority of the market share is dominated by small and medium sized enterprises. China's large population with huge differences in consumer spending behavior and purchasing power across the country has presented huge challenges for retailers to scale up and expand nationwide. The fragmented offline retail market in China presents a tremendous opportunity for online retailers.

China Online Retail Market

According to iResearch, China's online retail market size measured by transaction volume was RMB1,320 billion in 2012 and is expected to reach RMB3,790 billion (US$626 billion) in 2016, representing a CAGR of 30.2%, a growth rate significantly faster than that of total retail sales. China's online retail market transaction volume is also expected to have surpassed that of the United States in 2013. Despite the huge size of the market, China's online retail penetration of internet users was only 42.9% in 2012, still much lower than the corresponding figure of 71.6% for the United States. iResearch expects that China's online retail penetration could further increase to 53.7% by 2016.

China Retail Consumer

According to Euromonitor International, China’s real consumption in 2013 was 36.5% of total GDP, which is significantly lower than that of other countries, such as the United States, that had a consumption penetration rate of 66.8% in 2013. We believe that growth in Chinese consumption will drive higher levels of online and mobile commerce.

China’s online shopping population is relatively under-penetrated. According to CNNIC, China had the world’s largest Internet population with 618 million users as of December 31, 2013, and 302 million online shoppers in 2013. We believe the number of online shoppers will increase, driven by continued growth in the number of Internet users as well as by the higher percentage of Internet users making purchases online.

China Mobile Consumer

We believe that the increased usage of mobile devices will make access to the Internet even more convenient, drive higher online shopper engagement and enable new applications. China has the world’s largest mobile Internet user base with 500 million users as of December 31, 2013, according to CNNIC, and mobile usage is expected to increase, driven by the growing adoption of mobile devices.

Competition

We face intense competition from Chinese leading online marketplace like Taobao, and online direct sales companies like JD.com, as well as offline retailers who are gradually moving to online. However, we see e-Commerce is moving to multi-layered development stage. With the growth of local commerce on the web, the links between online and physical commerce are becoming stronger. Customers would more likely to utilize internet settle their offline spending needs, and the shopping category is enlarged to be able to compare with the whole retail market in the future. O2O Commerce is a combination of payment model and foot traffic generator for merchants, as well as a “discovery” mechanism for consumers, which creates offline purchases. We believe we have certain advantages in the intense competition which is discussed below.

Advantages

Complexity of product offering

We intend to further expand our product offerings to enrich customers’ shopping experience that meets consumers' everyday shopping needs. We believe that expanding our product offerings will diversify our revenue sources and further improve our economies of scale. We will focus on providing even greater product selection within our already extensive general merchandise product categories. Currently, our Smart-Life product and DLD-Emall have launched their online channel, which we believe it will attract greater interests from our customers. Smart-Life is a Groupon like business, offering food, entertainment, travel, accommodation, lifestyle and shopping. One of the attractive features of this product is that we don’t require a minimum number of purchases to validate it. Now, Smart-Life has started booking service, and customers can easily make a booking and go enjoy their offline service. We believe more flexibility on customer side will give us more competitive advantage.

Flexibility arrangement with supplier partners

We have more than 26,787 third-party sellers on our three major websites. For those brick-and-mortar business owners, they do need us help them upload product information, but we are also giving them proper training to get familiar with our platform. For those already sophisticated online sellers, we offer an open platform for them to manage their sales by themselves. At the end of December 2012, we have accumulated 5,057 online supplier partners, and by the end of December 2013, the number has reached 12,644. At the end of December 31, 2014, the number of our accumulated online supplier partners was 30,070significantly increased from last year.

Flexibility arrangement with offline customers

For those people who do not use Internet or arbitrarily shopping on the street, our membership card could still have the customers to enjoy the discount rate in our merchant’s shop without any reservation or pre-notice requirement.

High Growth of Customers

We launched our website DLD Discount Web in 2010, and we have accumulated online registered customers 1.04 million by the end of December 2012, and this number has reached 2.19 million by the end of 2013, and 6.12 million by the end of December 2014. We are highly motivated by the fast growing customer base and the valuable feedback about our service.

We first recruited customers from offline market in 2012, and since then, we have grown our accumulated offline customer base from 504,700 at the end of 2012 to 1.1 million at the end of 2013 and 5.23 million by the end of December 2014.

Localized expertise and operation

We have one principal in charge of overall business in each province. They bring us localized expertise into our daily operation, from negotiation with suppliers to marketing campaign. As China market is highly fragmented, and there are huge differences in consumers’ shopping behavior in different region. We believe our localized team with local know-how will help our central management team to make more effective decisions. Currently, we have 31 principals in 31 provinces to expand our business.

Innovation and Technology

We are a technology-driven company, and we invest great fortune to develop online platform. We provide the fundamental technology infrastructure and marketing reach to help our partners leverage the power of the Internet to establish an online presence and conduct commerce with consumers. We will continuously invest heavily on technology to support our rapid growth.

Growth Strategies

We focus on bringing offline service business to online, and directing online users to offline local sales or transacting online directly. We aim at satisfying customers’ shopping experience either they are online or offline. China e-Commerce is under tremendous growth and increasing competition. We believe our competitive differentiation strategy will give us huge opportunity ahead.

Geography expansion

Currently we have around 855 employees, and they are mainly working in Shenzhen, Beijing and Zhengzhou City of China. Between June and September 2014, the company opened 7 branch companies in 7 different cities which include the city of Hefei, Nanchang, Nanjing, Shanghai, Qingdao, Shijiazhuang, and Luoyang. We intend to launch our DLD Discount Web and DLD E-Mall in more areas and cities, which we will recruit more employees to cover those new cities. For our DLD Discount Web and E-Mall business, we are planning to launch our business in 31 provinces by the end of 2014.

Attract new customers and cultivate customer loyalty

With expanded geography coverage, we intend to launch more marketing campaigns in the coming years to attract more new customers and retain our existing customers. Online marketing is an effective way to attract customers, however, traditional marketing tools can also drive customers’ interests from offline to online, like direct mail “DM”. We intend to leverage both online and offline channels to speed up customer acquisition.

Development of mobile shopping

There is a significant portion of our customers have begun registering on our mobile platform, and we will invest more on developing more convenient mobile apps to capture the increasing usage demand for mobile information platform and mobile shopping. Currently, we have one mobile app for DLD Discount Web with registered customers 230,000 up to now, but we will develop more mobile apps to serve mobile internet users. We intend to launch our mobile apps for DLD E-Mall and DLD E-Supermarket soon.

Free Wifi

In China, especially some undeveloped cities, there is no Wifi in the public place, DLD intend to offer free Wifi to our existing individual members in our merchant’s shop such as restaurant or beverage shops, members of DLD could enjoy their meal or drinks with internet access in the same time and therefore to attract more potential members to join DLD Membership.

POS Machine

Our offline payment system provides high security for customers to make a payment offline by using DLD’s point of sale (POS) machine. We intend to launch more POS machines in our Merchant’s shop to provide more convenience and discount rate to DLD members. We believe the more convenient experience they have with us, the higher chances that they will stay with our service.

Government Regulations

Foreign Exchange Regulation Relating to Foreign Invested Enterprises

Under current Chinese regulations, RMB are freely convertible for trade and service-related transactions denominated in foreign currency, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for direct investment, loans, repatriation of investments or investments in securities outside China without the prior approval of the SAFE or its local branches. In May 2013, SAFE promulgated SAFE Circular 21 which provides for and simplifies the operational steps and regulations on foreign exchange matters related to direct investment by foreign investors, including foreign exchange registration, account opening and use, receipt and payment of funds, and settlement and sales of foreign exchange.

Foreign-invested enterprises in China may execute foreign exchange transactions without the SAFE approval for trade and service-related transactions denominated in foreign currency by providing commercial documents evidencing these transactions. Foreign exchange transactions related to direct investment, loans and investment in securities outside China are still subject to limitations and require approval from the SAFE.

Furthermore, on August 29, 2008, the SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or Circular 142. Pursuant to Circular 142, RMB capital derived from the settlement of a foreign-invested enterprise’s foreign currency capital must be used within the business scope approved by the applicable government authority and cannot be used for domestic equity investment, unless specifically provided for otherwise. Documents certifying the purposes of the settlement of foreign currency capital into RMB, including a business contract, must also be submitted for the settlement of such foreign currency. In addition, foreign-invested enterprises may not change how they use such capital without the SAFE’s approval and may not in any case use such capital to repay RMB loans if they have not used the proceeds of such loans. Violation of Circular 142 can result in severe penalties, including heavy fines as set forth in the Foreign Exchange Administration Rules. The SAFE promulgated a circular on November 9, 2010, or Circular 59, which tightens the regulation over settlement of net proceeds from overseas offerings like this offering and requires that the settlement of net proceeds must be consistent with the description in the prospectus for the offering. Furthermore, the SAFE promulgated the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45, on November 9, 2011, which expressly restricts a foreign-invested enterprise from using RMB converted from its registered capital to provide entrusted loans or repay loans between non-financial enterprises. Circular 142, Circular 59 and Circular 45may significantly limit our ability to transfer the net proceeds from this offering to our PRC subsidiary and convert the net proceeds into RMB, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

Regulations on Dividend Distributions

The principal regulations governing dividend distributions of wholly foreign owned companies include: the Companies Law (2005), the Wholly Foreign Owned Enterprise Law (2000), and the Wholly Foreign Owned Enterprise Law Implementing Rules (2001).

Under these regulations, wholly foreign owned companies in China may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign owned companies are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, until the aggregate amount of these funds reaches 50% of the company’s registered capital. Wholly foreign owned companies may, at their discretion, allocate a portion of their after-tax profits based on PRC accounting standards to staff benefits and bonus funds. These reserve funds and staff benefits and bonus funds are not distributable as cash dividends.

Regulations Relating to Internet Information Services and Content of Internet Information

According to the Administrative Measures on Internet Information Services, or the Internet Measures issued in September 2000 by the State Council to regulate the provision of information services to online users through the internet, our business conducted through our dld.com website involves operating commercial internet information services, which requires us to obtain a value-added telecommunications business license, or an ICP license. If an internet information service provider fails to obtain an ICP license, the relevant local telecommunications administration authority may levy fines, confiscate its income or even block its website.

According to the Administrative Provisions on Foreign-Invested Telecommunications Enterprises promulgated by the State Council in December, 2001 and revised in September, 2008, foreign investors cannot hold more than 50% equity interest in a value-added telecommunications services provider. The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business promulgated by the Ministry of Industry and Information Technology of the People's Republic of China in 2006, or the MIIT Circular, requires foreign investors to set up foreign invested enterprises and obtain an ICP license to conduct any value-added telecommunications business in China. Under the MIIT Circular, a domestic company that holds an ICP license is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. We hold two ICP licenses through a VIE structure due to above restrictions. DLD Technology and STSW currently hold ICP license issued by Communication of Management Bureau of Beijing City and Communication of Management Bureau of Guangdong Province respectively. Communication of Management Bureau is the branch of the Ministry of Information Industry. Our Beijing ICP license will expire in May 16th 2019 and Shenzhen ICP license will expire in June 18th 2015 and we will renew such license prior to its expiration date.

In May 2010, the State Administration for Industry and Commerce issued the Interim Measures for the Trading of Commodities and Services through the Internet effective in July 2010, which requires internet service providers that operate internet trading platforms to register and verify online shop owners’ identities along with their business credentials, establish mechanisms to ensure safe online transactions, protect online shoppers’ rights, and prevent the sale of counterfeit goods. We are subject to this rule as a result of our operation of the www.dld.com.

Regulations Relating to Privacy Protection

As an internet information provider, we are subject to regulations relating to protection of privacy. Under the Internet Measures, internet information providers are prohibited from producing, copying, publishing or distributing information that is humiliating or defamatory to others or that infringes the lawful rights and interests of others. Internet information providers that violate the prohibition may face criminal charges or administrative sanctions by PRC security authorities. In addition, relevant authorities may suspend their services, revoke their licenses or temporarily suspend or close down their websites. We believe that we are currently in compliance with these regulations in all material aspects.

Regulations on Advertising Business

The State Administration for Industry and Commerce, or SAIC, is the government agency responsible for regulating advertising activities in China. Regulations governing advertising business mainly include: Advertisement Law of the People’s Republic of China promulgated by the Standing Committee of the National People’s Congress on October 27, 1994 and went into effect on February 1, 1995; Administrative Regulations for Advertising promulgated by the State Council on October 26, 1987 and went into effect on December 1, 1987; and Implementation Rules for the Administrative Regulations for Advertising promulgated by the State Council on January 9, 1988 and amended on December 3, 1998, December 1, 2000 and November 30, 2004 respectively.

Regulations on Product Liability and Consumers Protection

Product liability claims may arise if the products sold have any harmful effect on the consumers. The injured party may claim for damages or compensation. The Product Quality Law of the PRC, which was enacted in 1993 and amended in 2000, strengthens the quality control of products and protects consumers’ rights and interests. Under this law, manufacturers and distributors who produce or sell defective products may be subject to confiscation of earnings from such sales, revocation of business licenses and imposition of fines, and in severe circumstances, may be subject to criminal liability.

The Law of the PRC on the Protection of the Rights and Interests of Consumers was promulgated on October 31, 1993 and became effective on January 1, 1994 to protect consumers’ rights when they purchase or use goods or services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers.

The Tort Law of the PRC effective on July 1, 2010 requires that when the product defect endangers people’s life or property, the injured party may hold the producer or the seller liable in tort and require that it remove obstacles, eliminate danger, or take other action. The Tort Law also requires that when a product is found to be defective after it is put into circulation, the producer and the seller shall give timely warnings, recall the defective product, or take other remedial measures.

Regulations on Trademarks

The PRC Trademark Law, adopted in 1982 and revised in 1993 and 2001, provides protection to the holders of registered trademarks. The State Trademark Bureau, under the authority of the State Administration for Industry and Commerce (“SAIC”) handles trademark registrations and grants rights of a term of 10 years in connection with registered trademarks. License agreements with respect to registered trademark must be filed with the State Trademark Bureau.

Environmental Matters

Our business currently does not implicate any environmental regulation in China.

Intellectual Property

Trademark

We do not own any trademarks.

Domain Names

We have applied to add the domain name www.dld.com to the Internet Content Provider License that we currently hold and we have received the updated ICP License covering the foregoing domain name.

Employees

As of March 2015, the Company had 855 employees, all of whom has entered into labor contract with the Company. According to the Labor Law of the PRC and the Labor Contract Law of the PRC, an enterprise shall enter into labor contract with its employees. The Company’s employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes it has good relations with its employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

Our headquarter resides in the city of Beijing in China.3rd and 4th Floor, Building 3, Number 11 East Xinyuanli, North of Dongsanhuan Road, Chaoyang District, Beijing, China.

The Company pays a rent of RMB 600,000, approximately $97,592 per year to Kunming Precious Metals Co., Ltd. for this 380 square meters office.

ITEM 3. LEGAL PROCEEDINGS

Currently there are no legal proceedings pending or threatened against the Company or its subsidiaries. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No established public trading market exists for the Company’s common stock as of the date hereof.

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.001 per share.

Preferred Stock

Our Articles of Incorporation authorizes the issuance of up to 500,000 shares of preferred stock, par value $0.01 per share. As of the date hereof, there are no shares of preferred stock issued and outstanding.

Holders

As of the date hereof, there are 198 stockholders of record holding an aggregate of 2,100,215 shares of the Company’s common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Penny Stock Regulations

The Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of DLD Group Inc. for fiscal years ended December 31, 2014 and 2013 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report (the “Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Critical Accounting Policies and Estimates - Foreign currency translation” below for information concerning the exchanges rates at which Renminbi and Hong Kong Dollar were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

Overview

We are operating as a discount product information platform which integrates online, offline and mobile commerce in China. We consolidate discount information by operating DLD Discount Web Http://www.dld.com, an online-to-offline “O2O” promotional information marketplace, DLD E-mall, an online shopping marketplace, and E-supermarket, an online supermarket. We sell membership cards to offline customers who can enjoy discounts and special price when they shop in our merchant partners’ store offline. Our three online marketplaces and offline membership service and together with our mobile apps as a whole enables both our online and offline local merchant partners and brick-and-mortar retailers to reach consumers in a more effective and efficient manner. Our headquarter resides in the city of Beijing in China.3rd and 4th Floor, Building 3, Number 11 East Xinyuanli, North of Dongsanhuan road, Chaoyang District, Beijing, China The size of our headquarter office building is 1200 m2

Online Business

Discount Web: We start our business by launching our DLD Discount Web Http://www.dld.com, which is an O2O promotional information marketplace that helps local merchants to release their daily marketing and promotional information online to capture our customers’ “in-store” spending needs in 2010 in the city of Shenzhen. To help our customers find more information about the shops more efficiently and have the most updated information about shop’s promotions, DLD Discount Web has grown to cover China’s 31 provinces, across diverse categories, including food, entertainment, travel, accommodation, and lifestyle. The number of promotion messages has reached 1000 pieces daily by now. Online member has grown significantly from 1,042,500 at the end of 2012 to 6,120,145 at the end of December 2014. Registered customers are able to enjoy the discounts and special price offer when they go shopping both online and offline, which are pre-negotiated by our company. We also foster an online interactive user community which allows customers to discuss, rate and review products, and services offered by the offline shops , and share shopping experiences with each other in our online community. We believe it will be the word-of-mouth spread and help attract more potential customers to our services more effectively.

E-Supermarket: Our online supermarket DLD E-Supermarket features a great selection of good quality products, convenient online service and certainly the low prices. We select quality partners in each city to ensure the service maintained with the same standards. We are planning to penetrate lower tier cities to capture the increasing demand for customers’ daily shopping needs. DLD E-Supermarket was built in May 2013, by the end of December 2014, there are more than 15,800 different types of products selling on DLD E-supermarket website through B2C model. So far it only operates in the city of Zhengzhou and we are planning to expand this business to the rest part of China. We will start from major city like Shanghai and Beijing soon.

DLD E-mall: Our online shopping marketplace DLD E-mall enables individuals to leverage the power of the Internet to establish their online presence and conduct commerce with consumers no matter where they are. We offer customers a wide selection of physical goods including apparel, makeups and jewelries, consumer electronics, baby products, home furnishings, sport wear, recreational supplies and many more. It is mainly a C2C business. DLD E-mall was established in March 2014, till the end of December 2014, DLD E-mall presents around, 2100 merchant partners with more than 21,000 types of products.

Smart-Life Channel: One of the latest products is Smart-Life channel that we launched on DLD Discount Web recently. It is a Groupon type of business, but without requirement of a minimum number of purchasers. We believe the more convenient experience they have with us, the higher chances that they will stay with our service. Our payment system provides high security for customers to make a payment online, so that customers would not have any concerns of making online payment.

Offline Business

To help our offline customers, we start distributing membership cards in 2012 in the city of Beijing. Our members can enjoy the discounts and special price pre-negotiated by our company with our local partners when they shop offline. Since we launched offline business, our offline customers’ base has been enjoying strong growth momentum, and has grown significantly from 504,700 at the end of 2012 to 5,236,200 at the end of December 2014.

DLD as a whole offers customers the most convenient shopping experience no matter they are online, offline, or on mobile. Our membership cards together with our major shopping websites http://www.dld.com and mobile apps will capture and serve customers’ shopping needs in most of perspectives. One of our new initiatives is that we will launch a global-shopping site to expand our merchant partners to foreign countries. We are aiming at bringing the competitive products and prices to our customers. In the long term, we will grow our online and mobile business, at the same time, maintain our offline competitive advantage, expand our product offerings and expend to more regions.

For the Years Ended December 31, 2014 and 2013

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

Our revenues generate primarily from marketing services, memberships, commissions on transactions and rent income.

For the year ended December 31, 2014, we had net revenues of $3,344,235, as compared to those of $673,431 for the year ended December 31, 2013, an increase of approximately $2,670,804 or 396.6% . The increase in net revenues was primarily due to core business started in 2012 and showed the sign of business beginning rally in 2014.

Revenue from marketing service amounted to $2,755,757 for the year ended December 31, 2014 as compared to $80,189 for the year ended December 31, 2013. Revenue from marketing service significantly increased as a result of our efforts in promoting our products and services. Membership income amounted to $5,854 for the year ended December 31, 2014 as compared to $9,444 for the same year in 2013 as the number of participated member increment slowdown. Commissions on transactions gained $5,217 for the year ended December 31, 2014 and $1,768 for the year ended December 31, 2013. Rent income were $577,407 for the year ended December 31, 2014, a slightly decrease of $4,623 or 0.8%, as compared to $582,030 for the same year in 2013.

Cost of Revenue

Cost of revenue mainly came from cost of rental business. We purchased a portion of a building situated in a growing CBD in Beijing, China in August 2012. The real property is offices with total 4763 square meters for the purpose of rental business. The investment in this real property cost approximately $14,393,812 (RMB 90,804,800). Rental income amounted to $577,407 for the year ended December 31, 2014 as compared to the rental income of $582,030 for the same year in 2013. Costs of rental were $840,165 and $814,663 for the year ended December 31, 2014 and 2013, respectively. The cost of rental primarily consists of depreciation ($684,976), exercise tax ($30,206) and property taxes ($124,983) for the year ended December 31, 2014 as compared to the depreciation ($670,111), exercise tax ($20,550) and property taxes ($124,002) for the year ended December 31, 2013.

Gross profit

The gross profits were dramatically increased to $2,504,070 for the year ended December 31, 2014 as compared to gross loss of $141,232 for the year ended December 31, 2013. As discussed above, the depreciation of rental real property was part of cost of revenue.

Selling expenses

Selling expenses mainly consist of salaries and wages for our sales and marketing personnel, promotion expenses and other operating expenses that are associated with sales and marketing activities.

Selling expenses were $2,369,447 and $401,712, for the year ended December 31, 2014 and 2013, respectively, increased by $1,967,735 or 489.8% . Higher costs were mainly due to increment in promotion.

Selling expenses consisted of the following:

	For the Year Ended December 31		Increase/decrease
	2014	2013	$	%
Salary, wage and related benefits	2,242,381	345,505	1,896,876	549.0%
Promotion	77,926	26,476	51,450	194.3%
Web system maintenance	24,027	27,804	-3,777	-13.6%
Others	25,113	1,927	23,186	1203.2%
Total	2,369,447	401,712	1,967,735	489.8%
Selling expenses as % of operating revenue	85.64%	439.51%	-	-353.87%

Compensation and related benefits increased by $1,896,876, or 549.0%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, due to the sales force re-enforced in the expansion of business. Sales and service offices are expended from a few locations to 38 sales offices across the country by the end of year of 2014.

Promotion expense increased by $51,450 or 194.3% as the promotion was the part of efforts to promote our e-marketplace and products in additional to the advertisement.

Web systems maintenance mainly consisted of server system maintenance, web traffic and web utility fees. Maintenance expenses decreased by $3,777 or 13.6%, as a result of the maintaining in volume traffic and transactions.

Other expense includes vehicle maintenance and miscellaneous expenses.

Advertising expense

Advertising expense mainly consists of advertising on various channels such as billboard and mobile billboard, television, celebrity branding, and other traditional off-line media, and advertising design and production.

Advertising costs were $305,734 and $468,772 for the year ended December 31, 2014 and 2013, respectively. Advertising costs dropped by $163,038 or 34.8% compared to the cost for the year ended December 31, 2013 as the Company made re-assessment and re-evaluation of advertising campaign strategy. The Company will re-launch advertising campaign in 2015 as we introduce and promote the public awareness of our service, particularly through advertising on CCTV, China’s biggest television network, which was reported as prepaid TV airtime on the consolidated balance sheet of 2014.

Research and Development Expenses

Research and development expenses mainly consist of salaries, benefits for product development and engineering personnel and other operating expenses such as rental and depreciation of equipment that are associated with product development and engineering activities. Total research and development expenditures were $2,116,961 and $298,418 for the year ended December 31, 2014 and 2013, respectively, a 609.4% increased. Purchased software incurred $370,991 in 2014 compared none in 2013. The purpose of purchasing software was to develop e-commerce platform. System maintenance and development cost $98,239 in 2014 compared to $40,360 in 2013 due to increased utility of system for research and development, and other material and testing cost maintained unchanged for $30,646 in 2004 and $30,246 in 2013. Salaries and wages in research and development amounted to $1,548,015 for the year ended December 2014 compared to $161,305 in 2013 mainly due to more high salaried engineers and professionals hired, and rent expenses were $69,072 and $66,507 for the year ended December 31, 2014 and 2013, respectively, slightly increased.

General and administrative expenses

General and administrative expenses amounted to $1,842,604 for the year ended December 31, 2014, as compared to $521,335 for the same year in 2013, an increase of $1,321,269 or 253.4% . General and administrative expenses consisted of the following:

	For the Year Ended
	December 31		Increase/decrease
	2014	2013	$	%
Salary Wage and related benefits	465,696	-	465,696	100.0%
Depreciation	196,724	62,839	133,885	213.1%
Office expenses	115,665	62,426	53,239	85.3%
Professional fees	154,504	68,415	86,089	125.8%
Rent	485,098	306,734	178,364	58.1%
Travel & meeting	241,325	16,843	224,482	1332.8%
Other expenses	183,592	4,078	179,514	4402.0%
Total	1,842,604	521,335	1,321,269	253.4%
G&A expense as % of operating revenue	66.60%	570.38%	-	-503.79%

Salary and wages expenses incurred $465,696 in general and administration for the year ended December 31, 2014 as compared to $0 for the year ended December 31, 2013 as start-up year, mainly because business rapid expansion and management and administration personals and staff were hired.

Depreciation expense increased by $133,885, or 213.1%, in the year ended December 31, 2014, as compared to the same year in 2013. The increase was primarily due to the most of equipment purchased in second half year of 2013 and the full depreciations were taken in the year ended December 31, 2014.

Office and office related expenses increased by $53,239, or 85.3%, in the year ended December 31, 2014, as compared to the same year in 2013. As the business expanded office expense increased accordingly.

Professional service fees increased by 86,089 in the year ended December 31, 2014, as compared to the year in 2013. The increase is due to most of consulting, accounting and legal fees incurred and paid in current periods.

Rent expenses incurred for offices of the Company's subsidiaries located in China. Rent expense increased by 178,364, or 58.1%, for the year ended December 31, 2014, as compared to the same year in 2013. The increase is primarily because the Company’s subsidiaries begun to operate by increasing office space in order to fulfill the tasks and support the marketing forces.

Travel and meeting increased to $241,325 in the year ended December 31, 2014 as compared to $16,843 in the year of 2013. As the business is booming the activities increased.

Other general and administrative expenses mainly include local transportation, repairs, annual filling fees and certain low-value miscellaneous items. Their amounts varied period over period due to different circumstances.

Loss from operations

For the year ended December 31, 2014, loss from operations was $4,130,676, as compared to $1,831,469 for the year ended December 31, 2013, a loss increase by $2,299,207 or 126%, mainly due to obvious business expansion in increasing in the labor force, R&D expenditure and general and administrative costs.

Other income (expenses)

For the year ended December 31, 2014 and 2013, other income (expense) mainly came from interest income and other expenses.

Income tax expense

For the year ended December 31, 2014 and December 31, 2013, income tax amounted to $0 due to the operating losses.

Net loss

As a result of the factors described above, our net losses for the year ended December 31, 2014 was loss of $4,158,011. For the year ended December 31, 2013, we had net loss of $1,834,080.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using year end rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $12,666 for the year ended December 31, 2014 as compared to the gain of $19,952 for the same year in 2013. This non-cash loss had the effect of decreasing our reported comprehensive income.

Comprehensive loss

For the year ended December 31, 2014 and 2013, comprehensive losses of $4,170,677 and $1,814,128 were derived from the sum of our net losses of $4,158,011 and 1,834,080 plus foreign currency translation loss of $12,666 and gain of $19,952, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operation primarily through paid-in capital, sales of services, and advance from stockholders. The Company currently generates its cash flow through advance from shareholders and officers and operations, major shareholders will continue to either infuse the capital or advance the cash in order to sustain current level operations and expansion for the next twelve months.

As of December 31, 2014, our balance of cash and cash equivalents was $1,524,467. As of December 31, 2013, our balance of cash and cash equivalents was $16,367, an increase of $1,508,914 or 9214.3%, mainly due to net cash provided by financing activities.

The following summarizes the key components of the Company’s cash flows for the year ended December 31, 2014 and 2013:

	For the Year Ended December 31,		Increase/decrease
	2014	2013	$	%
Net cash used in operating activities	(8,109,533)	(2,901,838)	(5,207,695)	179.5%
Net cash used in investing activities	(886,955)	(142,139)	(744,816)	524.0%
Net cash provided by financing activities	10,519,026	2,857,949	7,661,077	268.1%
Effect of foreign currency translation	(14,438)	3,705	(18,143)	-489.7%
Net increase(decrease) in cash and cash equivalents	1,508,100	(182,323)	1,690,423	-927.2%

In summary, our cash flows were:

Net cash used by operating activities decreased in the year ended December 31, 2014 by $5,207,695 to $8,109,533, from net cash used in operating activities of $2,901,838 for the year ended December 31, 2013. These changes were mainly caused by the following changes: an increase in net loss of $2,323,931, an increase in depreciation of $134,986, a decrease in accounts receivable of $144,320, a decrease in various prepayments of $4,403,323, an decrease in other long term assets for $362,444, an increase in account payable of $235,837, an increase of customer deposit by $409,078, an increase in cash provided in accrued expenses and other current liabilities of $1,124,095, and an increase in deferred revenue of $32,983.

Net cash used in investing activity decreased by $744,816, from $142,139 to $886,955, in the year ended December 31, 2014 compared to the same year ended in 2013, which is mainly due to increases in purchases of hardware for research and development, various office furniture and equipment as office space and labor increased.

Net cash provided by financing activities increased by $7,661,077 to $10,519,026 in the year ended December 31, 2014 compared to $2,857,949 provided by financing activities at the same year ended in 2013. This was due to a combination of additional capital contribution for $17,814,917, repayment of advances from major shareholders approximately $10,240,863, and cash provided by related parties for $87,022.

Working capital increased by $13,232,893 to deficit of $1,369,141 as of December 31, 2014 from working capital deficit of $14,602,034 as of December 31, 2013. In order to stay cost competitive in the long-run, we plan to introduce venture capital as many venture capitalists find our profitable business model and remarkable progress.

On November 26, 2014, we received capital contribution in the amount of RMB 107.5 million (approximately $17,814,917), and paid off majority short term advances and payables. We will continue to invest in our business, with expected positive operating cash flow fueled by our profit. We will also plan to restructure the debts and advances from major shareholders to keep sufficient operating cash to sustain current level operations for at least the next twelve months.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Going concern

The Report of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern.

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $11,721,222, a working capital deficiency of $1,369,141 as of December 31, 2014, a net loss of $4,158,011 and net cash used in operating activities of $8,109,533 for the year ended December 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern. Management intends to further implement its business plan and generate sufficient revenue and to raise additional funds by way of a private or public offering. While we believes in the viability of our strategy to further implement our business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of our company to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenue and our ability to raise additional funds by way of a public or private offering. Our consolidated financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

While our significant accounting policies are fully described in Note 2 to our consolidated financial statements for the year ended December 31, 2014 and 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Accounts receivable

Accounts receivable are recorded net of allowance for doubtful accounts. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, our management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, our management determines whether certain balances are deemed uncollectible at the end of each period. Currently, we have no, or have a few accounts receivables due to our nature of business.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Estimated Useful Life
Electronic equipment	3 years
Office furniture	5 years
Buildings	20 years

Revenue recognition

We derive our core revenues primarily from marketing services, memberships, commissions and membership. Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, service is performed and collectability of the related fee is reasonably assured.

Marketing services mainly consists of online and offline membership card sales, advertising income from direct mail (DM),electronic direct email(EDM) and Advertising revenue is recognized ratably over the period in which the advertisement by displaying of an online storefront on our marketplace through our e-commerce platform. Discounted membership cards sales revenue is recognized when the card is delivered to the customer. Membership is a terminal operating merchant of our e-commerce platform. Members can buy our membership card at discount rate and resale of the membership cards to general consumers. Membership fee income is recognized ratably over the term of the membership when membership service is provided.

Commissions on transactions are the income shared the profits with our contracted or associated online and offline stores when cardholder shopping with that store by using membership cards. Commission income is earned when a transaction is completed and settled through the DLD supported payment system on online and offline retail marketplace. Commission on the transaction is recognized when the underlying transaction is completed.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Foreign Currency Translation and Transactions

Our accompanying audited consolidated financial statements are presented in U.S. dollars (“USD”). DLD Group, Inc. and DLD Great Industries Ltd. are kept in US dollars, and DLD International Group Limited’s functional currency in portion is Hong Kong Dollar (“HKD”) but keep the accounting book in US dollars; Beijing DLD Enterprise Management Consulting Co. Ltd.(DLD WOFE), DLD Technology Co., Ltd. and its 7 branch companies, and its subsidiary company Henan Dianliandian Information Technology Co., Ltd. and Shenzhen Tonychengyi Sanxing Weiye Internet Technology Co., Ltd.’s functional currency is Chinese Yuan Renminbi (“RMB”). Our audited consolidated financial statements are translated into USD in accordance with the Codification ASC 830, Foreign Currency Matters. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in Accordance with the Codification ASC 220, Comprehensive Income.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

Cash flow from our operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheets. No presentation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on us since we have not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing our consolidated financial statements were as follows:

	December 31, 2014	December 31, 2013
Year-end RMB:USD exchange rate	6.1460	6.1122
Average yearly RMB:USD exchange rate	6.1457	6.1934

Recently Issued Accounting Pronouncements

Refer to Note 2 in our accompanying consolidated audited financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DLD Group, Inc.

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DLD Group, Inc.

We have audited the accompanying consolidated balance sheets of DLD Group, Inc. (“DLD Group” or the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey
April 15, 2015

DLD Group, Inc.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,524,467	$16,367
Accounts receivable	143,182	-
Prepayments and other current assets	7,671,318	1,900,476

Total current assets	9,338,967	1,916,843

PROPERTY AND EQUIPMENT
Property and equipment	16,010,912	15,196,657
Accumulated depreciation	(1,946,369)	(1,060,890)

Property and equipment, net	14,064,543	14,135,767

OTHER ASSETS
Deferred expenses	370,360	39,765

Total other assets	370,360	39,765

Total assets	$23,773,870	$16,092,375

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,677	$-
Taxes payable	76,249	669
Advances from stockholders	8,659,481	16,006,183
Accrued expenses and other current liabilities	1,042,853	108,923
Deferred revenue	481,423	19,878
Advances from affiliates	444,425	383,224

Total current liabilities	10,708,108	16,518,877

Total liabilities	10,708,108	16,518,877

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.01: 500,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 2,100,215 and 2,000,000 shares issued and outstanding, respectively	2,100	2,000
Additional paid-in capital	24,798,512	7,135,671
Accumulated deficit	(11,721,222)	(7,563,211)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(13,628)	(962)

Total stockholders' equity (deficit)	13,065,762	(426,502)

Total liabilities and stockholders' equity (deficit)	$23,773,870	$16,092,375

See accompanying notes to the consolidated financial statements.

DLD Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

Revenue
Marketing services	$2,755,757	$80,189
Terminal operator membership fees	5,854	9,444
Commission income	5,217	1,768
Rental income	577,407	582,030

Total revenue	3,344,235	673,431

Cost of revenue
Cost of rental income	840,165	814,663

Total cost of revenue	840,165	814,663

Gross margin	2,504,070	(141,232)

Operating expenses
Advertising costs	305,734	468,772
Selling expenses	2,369,447	401,712
Research and development expenses	2,116,961	298,418
General and administrative expenses	1,842,604	521,335

Total operating expenses	6,634,746	1,690,237

Loss from operations	(4,130,676)	(1,831,469)

Other (income) expense
Interest income	(1,694)	(230)
Other (income) expense	15,431	2,841

Other (income) expense, net	13,737	2,611

Loss before income tax provision	(4,144,413)	(1,834,080)

Income tax provision	13,598	-

Net loss	(4,158,011)	(1,834,080)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(12,666)	19,952

Total other comprehensive income (loss)	(12,666)	19,952

Comprehensive loss	$(4,170,677)	$(1,814,128)

Earnings Per Share - Basic and Diluted	$(2.08)	$(0.92)

Weighted average common shares outstanding:
- basic and diluted	2,000,000	2,000,000

See accompanying notes to the consolidated financial statements.

DLD Group, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Year Ended December 31, 2014 and 2013

					Accumulated Other
					Comprehensive
	Common stock par value $0.001:		Additional		Income (Loss)	Total
	Number of		Paid-in	Accumulated	Foreign Currency	Stockholders'
	Shares	Amount	Capital	Deficit	Translation Gain(loss)	Equity (Deficit)

Balance, December 31, 2012	2,000,000	$2,000	$7,135,671	$(5,729,131)	$(20,914)	$1,387,626

Comprehensive income
Net Loss				(1,834,080)		(1,834,080)
Other comprehensive loss
Foreign currency translation loss					19,952	19,952

Total comprehensive income						(1,814,128)

Balance, December 31, 2013	2,000,000	2,000	7,135,671	(7,563,211)	(962)	(426,502)

Reverse acquisition adjustment	100,215	100	(152,077)			(151,977)

Contributed capital			17,814,918			17,814,918

Comprehensive income
Net loss				(4,158,011)		(4,158,011)
Other comprehensive income
Foreign currency translation gain					(12,666)	(12,666)

Total comprehensive income						(4,170,677)

Balance, December 31, 2014	2,100,215	$2,100	$24,798,512	$(11,721,222)	$(13,628)	$13,065,762

See accompanying notes to the consolidated financial statements.

DLD Group, Inc.
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,158,011)	$(1,834,080)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	889,024	754,038
Changes in operating assets and liabilities:
Accounts receivable	(143,190)	1,130
Prepayments and other current assets	(5,781,578)	(1,378,255)
Other long term assets	(330,829)	31,615
Customer deposit	409,078	-
Accounts payable	3,677	(232,160)
Taxes payable	75,589	(13,755)
Accrued expenses and other current liabilities	874,109	(249,986)
Deferred revenue	52,598	19,615

Net cash used in operating activities	(8,109,533)	(2,901,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition	6,932	-
Purchases of property and equipment	(893,887)	(142,139)

Net cash used in investing activities	(886,955)	(142,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) stockholders	(7,359,103)	2,881,760
Advances from (repayments to) affiliates	63,211	(23,811)
Capital contribution	17,814,918	-

Net cash provided by financing activities	10,519,026	2,857,949

Effect of foreign exchange rate change on cash	(14,438)	3,705

Net change in cash	1,508,100	(182,323)

Cash at beginning of the reporting period	16,367	198,690

Cash at end of the reporting period	$1,524,467	$16,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

DLD Group, Inc.
December 31, 2014 and 2013
Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

DLD Group, Inc. (formerly Europa Resources Inc. and EWRX Internet Systems, Inc.)

DLD Group, Inc. (formerly Europa Resources Inc. and EWRX Internet Systems, Inc.) ("DLD Group" or the "Company") was incorporated on June 25, 1997 under the laws of the State of Nevada. DLD Group is currently a non-operating holding entity with nominal assets and liabilities.

Acquisition of DLD Great Industry Limited and Consolidated Entities (“DLD BVI”) Recognized as a Reverse Acquisition

On December 30, 2014, DLD Group entered into a share exchange agreement (the “Share Exchange Agreement”) with all of the shareholders of DLD BVI, representing 100% of the then issued and outstanding capital stock of DLD BVI, and consummated the Share Exchange Agreement with the signing of the Share Exchange Agreement. Pursuant to the terms of the Share Exchange Agreement, DLD Group acquired all of the issued and outstanding shares of the capital stock of DLD BVI in exchange for 2,000,000 shares of common stock of DLD Group. The number of shares issued represented approximately 95.2% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement.

As a result of the controlling financial interest of the former stockholders of DLD BVI, for financial statement reporting purposes, the business combination between DLD Group and DLD BVI has been treated as a reverse acquisition with DLD BVI deemed the accounting acquirer and DLD Group deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB ASC Section 805-10-55. The reverse acquisition is deemed a capital transaction and the net assets of DLD BVI (the accounting acquirer) are carried forward to DLD Group (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of DLD Group and the assets and liabilities of DLD BVI which are recorded at historical cost. The equity of the combined entity is the historical equity of DLD BVI retroactively restated to reflect the number of shares issued by DLD Group in the transaction.

DLD Great Industry Limited and Consolidated Entities

DLD Great Industry Limited

DLD Great Industry Limited (“DLD BVI”) was incorporated on December 11, 2012 under the laws of the Territory of the British Virgin Islands (“BVI”).

Formation of a Wholly Owned Subsidiary, DLD International Group Limited

On August 29, 2013, DLD BVI formed a wholly owned subsidiary, DLD International Group Limited ("DLD HK") under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”).

On November 21, 2013, DLD HK formed a wholly owned foreign enterprise, Beijing DLD Enterprise Management Consulting Co., Ltd. (“DLD WOFE") under the laws of the People’s Republic of China (“PRC”) in the City of Beijing, China.

Variable Interest Entity (“VIE”) under Common Control

Formation/Acquisition of VIEs

DLD Technology Co., Ltd. ("DLD Technology") was incorporated by the same shareholders of DLD BVI on February 23, 2012 under the laws of the People’s Republic of China (“PRC”) in the City of Beijing, China. DLD Technology engages in technology development, technology transfer, technology consulting, technology services; computer system service; data processing; application service; and software service (collectively, the “Principal Business”). On June 11, 2014, DLD Technology formed a wholly owned subsidiary, Henan DLD Information Technology Co., Ltd. ("DLD Henan") under the laws of the People’s Republic of China (“PRC”) in the City of Zhengzhou, China. DLD Henan engages in the same line of business of DLD Technology.

Shenzhen Tonychengyi Sanxing Weiye Network Technology Co., Ltd. ("STSW") was incorporated by the same shareholders of DLD BVI on August 14, 2009 under the laws of the People’s Republic of China (“PRC”) in the City of Shenzhen, Guangdong Province, China. STSW engages in research and development of internet technology and social network.

Obtaining Control of VIE upon Entry into a Series of Agreements

On November 25, 2014, DLD WOFE entered into a series of agreements with DLD Technology and STSW (individually “VIE” or collectively "VIEs") including an Exclusive Business Cooperation and Management Agreement, an Equity Interest Pledge Agreement, an Exclusive Option Agreement and the power of attorney executed by the shareholders of DLD Technology and STSW.

(i) Exclusive Business Cooperation and Management Agreement

Under the Exclusive Business Cooperation and Management Agreement, VIE appoints DLD WOFE as VIE’s exclusive service provider to provide VIE with complete business support, operational management and technical and consulting services to the extent permitted by the currently effective laws of China, which may include all services within the business scope of VIE as may be determined from time to time by DLD WOFE, such as but not limited to technical services, business consultations, equipment or property leasing and marketing consultancy.

DLD WOFE shall be fully and exclusively responsible for the operation of VIE, which includes the right to appoint and terminate members of its Board of Directors and the right to hire managerial and administrative personnel etc. DLD WOFE or its voting proxy shall make a shareholder’s resolution and a Board of Directors’ resolution based on the decision of DLD WOFE. DLD WOFE has the full and exclusive right to manage and control all cash flow and assets of DLD WOFE. DLD WOFE has the full and exclusive right to decide the use of the funds of VIE. DLD WOFE shall have the full and exclusive right to control and administer the financial affairs and daily operations of VIE, such as entering into and performance of contracts, and payment of fees and expenses etc.

VIE further agrees that unless receiving DLD WOFE's prior written consent, VIE shall not accept any similar consultations and/or services provided by any third party and shall not establish a similar corporate relationship with any third party regarding the matters contemplated by this agreement.

VIE may enter into equipment or property leases with DLD WOFE or any other party designated by DLD WOFE which shall permit VIE to use DLD WOFE or third parties' relevant equipment or property based on the needs of the business of VIE.

DLD WOFE shall have exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of this Agreement, including but not limited to copyrights, patents, patent applications, software, technical secrets, trade secrets and others.

The term of this Agreement is 10 years and may be extended if confirmed in writing by DLD WOFE prior to the expiration thereof. The extended term shall be determined by DLD WOFE, and VIE shall accept such extended term unconditionally. Unless renewed in accordance with the relevant terms of this Agreement, the Agreement shall be terminated upon the date of expiration hereof. During the term of the Agreement, unless DLD WOFE commits gross negligence, or a fraudulent act, against VIE, VIE shall not terminate the Agreement prior to its expiration date. Nevertheless, DLD WOFE shall have the right to terminate the Agreement upon giving 30 days prior written notice to VIE at any time.

VIE shall pay an annual service fee to DLD WOFE in the equivalent amount of VIE’s audited total amount of net income of such year (the “Annual Service Fee”). If VIE’s annual net income is zero, VIE is not required to pay the Annual Service Fee; if VIE sustains losses in any fiscal year, all such losses will be carried over to next year and deducted from next year’s Annual Service Fee.

(ii) Equity Interest Pledge Agreement

As collateral security for the timely and complete payment and performance when due (whether at stated maturity, by acceleration or otherwise) of any or all of the payments due by VIE, including without limitation the annual service fee payable to DLD WOFE under the Exclusive Business Cooperation and Management Agreement, VIE’s shareholders pledge to DLD WOFE a first security interest in all of VIE’s shareholders’ right, title and interest in the Equity Interest of VIE. Prior to the full payment of the consulting and service fees described in the Exclusive Business Cooperation and Management Agreement, without DLD WOFE’s written consent, VIE’s shareholders shall not assign the Pledge or the Equity Interest in VIE.

The term of this Agreement is conditioned upon the performance of the Exclusive Business Cooperation and Management Agreement and is terminated when the Exclusive Business Cooperation and Management Agreement is terminated.

(iii) Exclusive Option Agreement

VIE’s shareholders grant DLD WOFE an irrevocable and exclusive right to purchase, or designate one or more persons (each, a “Designee”) the right to purchase the equity interests in VIE now or then held by VIE shareholders (regardless of whether VIE’s shareholders’ capital contribution and/or shareholder ownership percentage is changed) at any time in part or in whole at DLD WOFE's sole and absolute discretion to the extent permitted by Chinese law.

Unless an appraisal is required by the laws of China applicable to the Equity Interest Purchase Option when exercised by DLD WOFE, the purchase price of the Optioned Interests (the “Equity Interest Purchase Price”) shall equal the actual capital contributions paid in the registered capital of VIE by VIE’s shareholders for the Optioned Interests.

Without the prior written consent of DLD WOFE, VIE’s shareholders shall not in any manner supplement, change or amend the articles of association and bylaws of VIE, increase or decrease its registered capital, or change its structure of registered capital in other manners; VIE shareholders shall maintain VIE's corporate existence in accordance with good financial and business standards and practices by prudently and effectively operating its business and handling its affairs.

Without the prior written consent of DLD WOFE, VIE’s shareholders shall not at any time following the date hereof, sell, transfer, mortgage or dispose of in any manner any assets of VIE or legal or beneficial interest in the business or revenues of VIE, or allow the encumbrance thereon of any security interest; incur, inherit, guarantee or suffer the existence of any debt, except for (i) debts incurred in the ordinary course of business other than through loans; and (ii) debts disclosed to DLD WOFE for which DLD WOFE's written consent has been obtained.

VIE’s shareholders shall provide DLD WOFE with information on VIE’s business operations and financial condition at DLD WOFE's request; without the prior written consent of DLD WOFE, VIE’s shareholders shall not cause VIE to provide any person with any loan or credit.

Without the prior written consent of DLD WOFE, VIE’s shareholders shall not cause VIE to execute any major contracts, except contracts in the ordinary course of business (a contract with a value exceeding RMB100,000 shall be deemed a major contract).

If requested by DLD WOFE, VIE’s shareholders shall procure and maintain insurance in respect of VIE's assets and business from an insurance carrier acceptable to DLD WOFE, at an amount and type of coverage typical for companies that operate similar businesses.

Without the prior written consent of DLD WOFE, VIE’s shareholders shall not cause or permit VIE to merge, consolidate with, acquire or invest in any person. VIE’s shareholders shall immediately notify DLD WOFE of the occurrence or possible occurrence of any litigation, arbitration or administrative proceedings relating to VIE' assets, business or revenue.

To maintain the ownership by VIE of all of its assets, VIE’s shareholders shall execute all necessary or appropriate documents, take all necessary or appropriate actions and file all necessary or appropriate complaints or raise necessary and appropriate defenses against all claims.

Without the prior written consent of DLD WOFE, VIE’s shareholders shall ensure that VIE shall not in any manner distribute dividends to its shareholders, provided that upon VIE’s written request, VIE shall immediately distribute all distributable profits to its shareholders. At the request of DLD WOFE, VIE’s shareholders shall appoint any persons designated by DLD WOFE as the director and/or executive director of VIE.

The term of this Agreement is 10 years expiring November 25, 2024.

(iv) Power of Attorney

Each shareholder of VIE has granted DLD WOFE a Power of Attorney to act on his/her behalf as his/her exclusive agent and attorney with respect to all matters concerning their Shareholding, including without limitation to: 1) attend shareholder’s meetings; 2) exercise all the shareholder's rights and shareholder's voting rights, including but not limited to the sale or transfer or pledge or disposition of their Shareholding in part or in whole; and 3) designate and appoint on their behalf the legal representative, the executive director and/or director, supervisor, the chief executive officer and other senior management members of VIE.

DLD WOFE shall have the power and authority to execute the Transfer Contracts stipulated in the Exclusive Option Agreement and to effect the terms of the Share Pledge Agreement and Exclusive Option Agreement.

DLD WOFE is entitled to re-authorize or assign its rights related to the aforesaid matters to any other person or entity at its own discretion without giving prior notice to shareholder of VIE or obtaining their consent.

Determination of VIE

Variable interest entity (“VIE”) refers to an entity (the investee) in which the investor holds a controlling interest that is not based on the majority of voting rights. A VIE is an entity meeting one of the following three (3) criteria as elaborated in FASB ASC 810-10 [formerly FIN 46 (Revised)]:

1.	The equity-at-risk is not sufficient to support the entity's activities (e.g.: the entity is thinly capitalized, the group of equity holders possesses no substantive voting rights, etc.);
2.	As a group, the equity-at-risk holders cannot control the entity; or
3.	The economics do not coincide with the voting interests (commonly known as the "anti-abuse rule").

Under the above described contractual arrangements, DLD Technology and STSW became the variable interest entity of DLD WOFE on November 25, 2014 upon the entry into the above described agreements.

Presentation of the Total Assets and Liabilities of the VIEs

Pursuant to ASC paragraph 810-10-45-25 a reporting entity shall present each of the following separately on the face of the statement of financial position: a. Assets of a consolidated variable interest entity (VIE) that can be used only to settle obligations of the consolidated VIE, and b. Liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. The Company reports the disclosures about VIEs in the aggregate for all of its VIE entities as they all are engaged in the same line of business and separate reporting would not provide more useful information to financial statement users in accordance with ASC paragraph 810-10-50-9.

The Company’s total assets and liabilities presented in the consolidated financial statements represent substantially all of total assets and liabilities of the VIE and VIE’s subsidiaries as DLD Group is a non-operating holding entity with nominal assets and liabilities.

Note 2 – Significant and Critical Accounting Policies and Practices

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

Basis of Presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

(ii)

Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)

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

(iv)

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity.

Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

Pursuant to ASC Paragraph 810-10-25-38 a reporting entity shall consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. A reporting entity shall consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. If one reporting entity will absorb a majority of a VIE's expected losses and another reporting entity will receive a majority of that VIE's expected residual returns, the reporting entity absorbing a majority of the losses shall consolidate the VIE. A reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38G. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. Pursuant to ASC Paragraph 810-10-35-3, the principles of consolidated financial statements apply to primary beneficiaries’ accounting for consolidated variable interest entities (VIEs). After the initial measurement, the assets, liabilities, and non-controlling interests of a consolidated VIE shall be accounted for in consolidated financial statements as if the VIE were consolidated based on voting interests. Any specialized accounting requirements applicable to the type of business in which the VIE operates shall be applied as they would be applied to a consolidated subsidiary. The consolidated entity shall follow the requirements for elimination of intra-entity balances and transactions and other matters described in Section 810-10-45 and paragraphs 810-10-50-1 through 50-1B and existing practices for consolidated subsidiaries. Fees or other sources of income or expense between a primary beneficiary and a consolidated VIE shall be eliminated against the related expense or income of the VIE. The resulting effect of that elimination on the net income or expense of the VIE shall be attributed to the primary beneficiary (and not to non-controlling interests) in the consolidated financial statements.

Pursuant to ASC Paragraph 810-10-30-1 if the primary beneficiary of a variable interest entity (VIE) and the VIE are under common control, the primary beneficiary shall initially measure the assets, liabilities, and non-controlling interests of the VIE at amounts at which they are carried in the accounts of the reporting entity that controls the VIE (or would be carried if the reporting entity issued financial statements prepared in conformity with generally accepted accounting principles (“U.S. GAAP”).

Pursuant to ASC Paragraph 810-10-30-2 if the primary beneficiary of a variable interest entity (VIE) and the VIE are not under common control, the initial consolidation of a VIE that is a business is a business combination and shall be accounted for in accordance with the provisions in Topic 805.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or	State or other jurisdiction of	Date of incorporation or formation	Attributable interest
entity	incorporation or organization	(date of acquisition, if applicable)

Subsidiaries

DLD Great Industry Limited ("DLD BVI")	British Virgin Islands	November 12, 2012	100%

DLD International Group Limited ("DLD HK")	Hong Kong SAR	August 29, 2013	100%

Beijing DLD Enterprise Management Consulting Co., Ltd. (“DLD WOFE”)	PRC	November 21, 2013	100%

Variable Interest Entity (“VIE”) under Common Control with DLD BVI

DLD Technology Co., Ltd. ("DLD Technology")	PRC	February 23, 2012	100%

Shenzhen Tongchengyi Sanxing Weiye Network Technology Co. Ltd. ("STSW")	PRC	August 14, 2009	100%

The Company, the primary beneficiary, measures the assets, liabilities, and non-controlling interests, if any, of the VIE at amounts at which they are carried in the accounts of the reporting entity that controls the VIE (or would be carried if the reporting entity issued financial statements prepared in conformity with generally accepted accounting principles (“U.S. GAAP”) due to the fact that the Company, through DLD WOFE, the primary beneficiary of the variable interest entity (VIE) and the VIE are under common control.

The consolidated financial statements include all accounts of the Company and its consolidated subsidiaries and/or VIEs at the historical cost as of the reporting period ending date(s) and for the reporting period(s) then ended.

All inter-company and inter-entity balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepaid television airtime, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities and deferred revenue approximate their fair values because of the short maturity of these instruments.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

There was no allowance for doubtful accounts at December 31, 2014 or 2013.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful
Life (Years)
Buildings	20
Equipment	3-5

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 a lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to the Company’s leases of office spaces. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

Marketing services

The Company’s marketing service revenues include advertising fees for online advertising, direct mail, electronic direct mail service, and selling discounted membership cards to online and offline customers who can enjoy discounts and special prices when they shop in the Company’s merchant partners’ stores online and offline. Advertising revenue is recognized ratably over the period in which the advertisement is displayed. Discounted membership cards sales revenue is recognized when the card is delivered to the customer.

Terminal operator membership fees

The Company earns membership fees from terminal operators. The terminal operators pay membership fees upon the signing of the terminal operator membership agreements which are initially deferred upon receipt and recognized ratably over the term of the membership.

Commission income

The Company earns commissions on a certain percentage of the transaction amount from merchants when transactions are completed and settled through the DLD supported payment system on online and offline retail marketplace. Commission on the transaction is earned and recognized when the underlying transaction is completed.

Rental income

Rental income is recognized on a straight-line basis over the term of the lease. Depreciation expense and maintenance cost of the property are recorded as the cost of rental income.

Net revenues from the sale of services represent the invoiced value of services provided, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on all of the Company’s services on the invoiced value of services provided. Sales or Output VAT is borne by customers in addition to the invoiced value of services and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales, if any.

Advertising Costs

The Company follows the guidance of the Section 720-35-25 of the FASB Accounting Standards Codification (“Section 720-35-25”) as to when advertising costs should be expensed. Pursuant to ASC Paragraph 720-35-25-1 the costs of advertising shall be expensed either as incurred or the first time the advertising takes place. The accounting policy the Company selected from these two alternatives was to expense the advertising costs when the first time the advertising takes place. Deferring the costs of advertising until the advertising takes place assumes that the costs have been incurred for advertising that will occur, such as the first public showing of a television commercial for its intended purpose and the first appearance of a magazine advertisement for its intended purpose. Such costs shall be expensed immediately if such advertising is not expected to occur.

Pursuant to ASC Paragraph 720-35-25-5 costs of communicating advertising are not incurred until the item or service has been received and shall not be reported as expenses before the item or service has been received, such as the costs of television airtime which shall not be reported as advertising expense before the airtime is used. Once it is used, the costs shall be expensed, unless the airtime was used for direct-response advertising activities that meet the criteria for capitalization under ASC paragraph 340-20-25-4.

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with third party research and development institutions.

Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities

The research and development arrangements usually involve specific research and development projects. Often times, the Company makes non-refundable advances upon signing of these research and development arrangements. The Company adopted paragraph 730-20-25-13 and 730-20-35-1 of the FASB Accounting Standards Codification (formerly Emerging Issues Task Force Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”) for those non-refundable advances. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the related goods are delivered or the related services are performed. The management continues to evaluate whether the Company expect the goods to be delivered or services to be rendered. If the management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment are charged to expense.

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Renminbi, the Company’s functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s statements of income and comprehensive income (loss).

Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income (loss) in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

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

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary’s local currency to be the functional currency for its foreign subsidiary.

The financial records of the Company are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per U.S. dollar to approximately RMB 8.11 per U.S. dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of the U.S. dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its financial statements. Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial. Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars. Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective periods:

	December 31, 2014	December 31, 2013
Balance sheets	6.1460	6.1122
Statements of operations and comprehensive income (loss)	6.1457	6.1943

Comprehensive Income (Loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification (“Section 220-10-45”) to present comprehensive income (loss). Section 220-10-45 establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), for the Company, consists of net income and foreign currency translation adjustments and is presented in the Company’s consolidated statements of income and comprehensive income (loss) and stockholders’ equity.

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

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

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815):

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”).

The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

              All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

  Eliminating the presumption that a general partner should consolidate a limited partnership.
  Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).
  Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.
  Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.
  Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

Note 4 – Prepayments and other current assets

Prepayments and other current assets consisted of the following:

	December 31,	December 31,
	2014	2013
Prepaid advertising fees (i)	$1,498,902	$40,902
Prepaid television airtime (ii)	5,044,883	-
Prepaid server hosting and broadband fees (iii)	259,079	-
Deposit on intended acquisition of land use right (iv)	-	1,636,072
Other receivable-short term lending (v)	325,415	-
Prepaid rent	322,079	-
Others	220,960	223,502
	$7,671,318	$1,900,476

(i)

Prepaid advertising fees represent prepayments to third parties for advertising services, mainly through internet and outdoor media. The advertising expenses are expensed when the services are received.

(ii)

Prepaid television airtime represents prepayments to the China Central Television “”CCTV”) for airtime to be aired on February 18, 2015 during the Chinese Spring Festival New Year’s Eve Concert. The Company expensed the prepaid television airtime upon communicating its advertisement on February 18, 2015.

(iii)	Prepaid server hosting and broadband fees represent prepayments to third parties for server hosting and broadband services. These prepayments are expensed when the services are received.

(iv)	On September 2, 2014, the entire balance was returned to the Company.

(v)	On January 9, 2015, the entire balance was returned to the Company.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful
	Life (Years)	December 31, 2014	December 31, 2013
Buildings	20	$14,774,618	$14,856,320
Equipment	3-5	1,236,294	340,337
		16,010,912	15,196,657
Less accumulated depreciation		(1,946,369)	(1,060,890)
		$14,064,543	$14,135,767

(i) Depreciation Expense

Depreciation expense was $889,024 and $754,038 for the reporting period ended December 31, 2014 and 2013, respectively.

(ii) Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as their fair value, exceeded their carrying values at December 31, 2014.

Note 6 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Management and significant stockholders

Mr. Wang, Fenglin	Chairman, CEO and significant stockholder of the Company

Mr. Wang, Wenyong	Significant stockholder of the Company, Mr. Wang, Fenglin’s son

Entities under common control

DLD Henan Network Technology Co., Ltd. ("DLD Network")	An entity majority-owned and controlled by Chairman, CEO and significant stockholder of the Company

DLD Industry Development Co., Ltd. (“DLD Industry”)	An entity majority-owned and controlled by Chairman, CEO and significant stockholder of the Company

DLD Beijing Hotel Co., Ltd. ("DLD Hotel")	An entity majority-owned and controlled by Chairman, CEO and significant stockholder of the Company

DLD E-Payment Co., Ltd. ("DLD E-payment")	An entity majority-owned and controlled by Chairman, CEO and significant stockholder of the Company

Zhengzhou DLD Trade and Business Co., Ltd ("DLD Zhengzhou Trade”)	An entity majority-owned and controlled by significant stockholder of the Company, Mr. Wang Fenglin’s son

Advances from Significant Stockholders

From time to time, the Chairman, CEO and significant stockholders of the Company advance funds to the Company for working capital purpose. These advances are unsecured, non-interest bearing and due upon demand.

Operating Lease from Chairman and CEO

On June 6, 2014, DLD Henan entered into a non-cancellable operating lease for its 119.99 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Wang for RMB36, 000 per year expiring on June 8, 2015. Rent expense incurred for the year ended December 31, 2014 was RMB 21,000 (approximately $3,417). Future minimum lease payments are RMB15,000 (approximately $814) for the remainder of the lease term.

Operating Lease from DLD Henan Network Technology Co., Ltd. (“DLD Network”)

On June 30, 2014, DLD Henan entered into a non-cancellable operating lease for its commercial office space in the City of Zhengzhou, Henan Province, PRC from DLD Network for RMB2,160,000 for a period of two years expiring on June 30, 2016. Rent expense incurred for the year ended December 31, 2014 was RMB540,000 (approximately $87,862). Future minimum lease payments are RMB1,620,000 (approximately $263,586) for the remainder of the lease term.

Advances from (repayments to) Affiliates

From time to time, certain affiliates of the Company advance funds from (to) the Company for working capital purpose. These advances are unsecured, non-interest bearing and due upon demand.

Note 7 – Commitments and Contingencies

Operating Leases

(i) Operating Lease – DLD Technology Office Space

On July 10, 2012, DLD Technology entered into a non-cancelable operating lease for office space that will expire on July 10, 2015. The annual lease payment is RMB1,900,000 (approximately $309,144).

On September 24, 2014, DLD Technology and DLD E-payment entered into a rent sharing agreement for the sharing of leased office space. Per the rent sharing agreement, DLD Technology and DLD E-payment will each pay RMB600, 000 (approximately $97,624) and RMB1,300,000 (approximately $211,520), respectively, effective August 1, 2014.

Future minimum lease payments required under this non-cancelable office lease without consideration of rent sharing agreement were as follows:

Year Ending December 31:	RMB	$
2015	1,002,250	$163,074
	1,002,250	$163,074

The total amount of minimum rent to be received in the future from DLD E-payment under the rent sharing agreement was as follows:

Year Ending December 31:	RMB	$
2015	685,750	$111,576
	685,750	$111,576

(ii) Operating Lease – STSW Office Space

On August 7, 2013, STSW entered into a non-cancelable operating lease for office space expiring on January 6, 2016. The annual lease payment is RMB 417,540 (approximately $67,937).

Future minimum lease payments required under this non-cancelable office lease were as follows:

Year ending December 31:	RMB	$
2015	417,540	$67,937
2016	6,959	1,132
	424,499	$69,069

Note 8 -Stockholders’ Equity (Deficit)

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

Amendment to the Articles of Incorporation on November 5, 2009

On November 5, 2009, the Board of the Directors of the Company unanimously adopted resolutions declaring the advisability of, and recommended that Stockholders approve the amendment to the Company’s Articles of Incorporation to authorize the Company to file a certificate of amendment to its Articles of Incorporation to increase the number of authorized shares of common stock par value $0.001 from One Hundred Million (100,000,000) shares to Two Hundred Million (200,000,000) shares. The amendment became effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada on November 5, 1999.

Common Stock

Immediately prior to the consummation of the Share Exchange Agreement on December 30, 2014, the Company had 100,215 common shares issued and outstanding.

Upon consummation of the Share Exchange Agreement on December 30, 2014, the Company issued 2,000,000 shares of its common stock for the acquisition of 100% of the issued and outstanding capital stock of DLD BVI.

Note 9 – Income Tax Provision

DLD Group Inc ("DLD Group") is a non-operating holding company. The Company’s consolidated subsidiary, DLD HK is subject to Hong Kong corporation income tax laws, its PRC VIEs and VIE subsidiaries are subject to the PRC income tax provision, file income tax returns under the Corporation Income Tax Law of the People’s Republic of China (the “PRC Corporation Income Tax Law”) accordingly. Substantially all of the Company’s income before income tax provision and related income tax expense, if any, are from PRC sources.

United States Income Tax

DLD Group is incorporated in the State of New York and is subjected to United Sates of America tax law.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

BVI Income Tax

Under the current BVI tax law, DLD BVI’s income, if any, is not subject to taxation.

HK Income Tax

Under the current Hong Kong (Special Administrative Region) tax laws, DLD HK's income, if any, is subject to Hong Kong corporation income tax at the rate of 16.5% .

PRC Income Tax

The Company’s PRC consolidated VIEs, DLD Technology, Henan DLD and STSW, file income tax returns under the Corporation Income Tax Law of the People’s Republic of China (the “PRC Corporation Income Tax Law”), which is 25% for both domestic and foreign-invested companies.

Note 10 –Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2014, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced any losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales
	for the reporting period ended
	December 31,	December 31,
	2014	2013
Customer A	12.7%	48.4%
Customer B	14.2%	-%
Customer C	14.6%	-%
Customer D	-%	12.2%
Customer E	1.4%	-%
	42.9%	40.6%

	Accounts Receivable at
	December 31,	December 31,
	2014	2013
Customer A	79.5%	-%
Customer E	20.5%	-%
	100.0%	-%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 11 - Foreign Operations

Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC, which may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies since 1980, no assurance can be given that the PRC Government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions; nor that the PRC government’s pursuit of economic reforms will be consistent or effective.

Currency Convertibility Risk

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible into foreign currencies. Under China’s Foreign Exchange Currency Regulation and Administration, the Company is permitted to exchange RMB for foreign currencies through banks authorized to conduct foreign exchange business. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with invoices and signed contracts.

Foreign Currency Exchange Rate Risk

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant volatility of the RMB against the U.S. Dollar.

Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position reported in U.S. Dollar.

The Company had no foreign currency hedges in place to reduce such exposure.

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (the Company's principal executive officer and interim principal accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2014 based on the material weakness as disclosed below.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control “ Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, the Company's internal control over financial reporting was not effective as of December 31, 2014 for the material weakness describe below.

•	The Company does not have sufficient accounting personnel, which would provide segregation of duties within our internal control procedures to support the accurate and timely reporting of our financial results;
•	The Company’s current accounting personal lack experience and knowledge in identifying and resolving complex accounting issues under U.S. General Accepted Accounting Principles (GAAP); and
•	The Company currently does not have an audit committee to oversight the financial reporting process.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following chart lists all of the Officers of the Company and their respective ages, position and term of service.

Name	Age	Position
Fenglin Wang	58	Chairman and President and Chief Executive Officer
Fang Wang	27	Director

Mr. Fenglin Wang, 58, Chairperson of the Board of Directors, President and Chief Executive Officer. In 2009, Mr. Wang founded and is Chairman of Dianliandian (DLD) Discount shopping service network, a leading online, discount shopping service based in Shenzhen City, China. Mr. Wang graduated from Henan University of Finance and Economics, major in Accounting in 1993 and graduated from Teacher Training School of Hua County of Henan Province in 1984.

Ms. Fang Wang, 27, Director, is the daughter of Mr. Fenglin Wang, Chairperson of the Board of Directors, Director and President of the Registrant. Ms. Wang received a Bachelor of International Business from Tianjin Foreign Trade Training College in 2009 with a concentration in Financial Management. Since, July 2009, Ms. Wang has been a Director, owner and the Financial Manager of Dianliandian Science & Technology Co.,Ltd and since January 2012 has served as Director of DLD Group Inc, NYS.

Employment Agreements

We currently do not have employment agreements with our officers and directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Mr. Fenglin Wang is father of Ms. Fang Wang.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, each person who, at the time during the most recent fiscal year, was a director, executive officer and beneficial owners of more than 10% of the common stock of the Company, has complied with all Section 16(a) filing requirements with respect to the fiscal year ended December 31, 2014, other than the Forms 4 of Dr. Wenyi Yu and Wenyong Wang due to their resignatiosn from the director positions on May 6, 2014 and Form 4 of Keren Zhao due to her resignation from the director and officer positions on December 30, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2014 and 2013 in all capacities for the accounts of our executives:

Summary Compensation Table

							Non-Qualified
						Non-Equity	Deferred	All Other
Name and				Stock	Option	Incentive Plan	Compensation	Compensation	Totals
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Fenling Wang	2014	$ 0	0	0	0	0	0	0	$ 0
President and Chairman	2013	$ 0	0	0	0	0	0	0	$ 0
Keren Zhao *	2014	$ 0	0	0	0	0	0	0	$ 0
Chief Executive Officer	2013	$ 0	0	0	0	0	0	0	$ 0

* Ms. Keren Zhao resigned from her position as the Chief Executive Officer of the Company effective as of December 30, 2014.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of December 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 31, 2015 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 25 Fordham Drive, Buffalo, New York 14216.

	Amount and Nature of
	Beneficial Ownership
	Common Stock (1)
	No. of
Name and Address of Beneficial Owner	Shares	% of Class
Directors and Officers
Fenglin Wang, Chairman and President and Chief Executive Officer (2)	2,011,500	95.78%
Fang Wang, Director	-	-
All officers and directors as a group (2 persons)	2,011,500	95.78%

(1)	Based on 2,100,215 shares of common stock issued and outstanding as of March 31, 2015.

(2)

Including 1,940,000 shares issued in the reverse acquisition transaction on December 30, 2014 and 71,500 shares transferred from Marcel A Willoughby to Chairman Wang pursuant to that certain Earn-In Agreement and Stock Purchase Agreement dated June 2014 among the parties.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, there have been no transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years:

Advances from Significant Stockholders

From time to time, the Chairman, CEO and significant stockholders of the Company advance funds to the Company for working capital purpose. These advances are unsecured, non-interest bearing and due upon demand.

Operating Lease from Chairman and CEO

On June 6, 2014, DLD Henan entered into a non-cancellable operating lease for its 119.99 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Wang for RMB36,000 per year expiring on June 8, 2015. Rent expense incurred for the year ended December 31, 2014 was RMB 21,000 (approximately $3,417). Future minimum lease payments are RMB15,000 (approximately $814) for the remainder of the lease term.

Operating Lease from DLD Henan Network Technology Co., Ltd. (“DLD Network”)

On June 30, 2014, DLD Henan entered into a non-cancellable operating lease for its commercial office space in the City of Zhengzhou, Henan Province, PRC from DLD Network for RMB2,160,000 for a period of two years expiring on June 30, 2016. Rent expense incurred for the year ended December 31, 2014 was RMB540,000 (approximately $87,862). Future minimum lease payments are RMB1,620,000 (approximately $263,586) for the remainder of the lease term.

Advances from (repayments to) Affiliates

From time to time, certain affiliates of the Company advance funds from (to) the Company for working capital purpose. These advances are unsecured, non-interest bearing and due upon demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2014 and December 31, 2013, we were billed approximately $83,500 and $12,350 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2014 and December 31, 2013.

Tax Fees

For the Company's fiscal years ended December 31, 2014 and December 31, 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and December 31, 2013.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and pre-approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report

1.	Financial Statements

2.	Financial Statement Schedules

3.	Exhibits

Exhibit
No.	Description
2.1	Share Exchange Agreement, dated December 30, 2014, by and among the Company, DLD BVI and the former principal shareholders of DLD BVI.(2)
3.1	Certificate of Incorporation(1)
3.2	By Laws(1)
10.1	Exclusive Business Cooperation Agreement(2)
10.2	Exclusive Option Agreement(2)
10.3	Share Pledge Agreement(2)
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form 10SB-12G/A filed with the Commission on November 19, 2007.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLD GROUP, INC.

By:/s/ FenglinWang
FenglinWang
Chief Executive Officer
(Duly Authorized Officer, and Principal Executive
Officer and interim Principal Financial Officer)

Dated: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fenglin Wang	Chairman, President, Chief Executive Officer and Interim	April 15, 2015
Chief Financial Officer
FenglinWang	(Principal Executive Officer and
Interim Principal Financial Officer)

/s/ Fang Wang	Director	April 15, 2015
FangWang