Form 10-Q
period 2015-03-31
DLD Group, Inc.
filed 2015-05-20
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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
Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [ X ]

At May 19, 2015, the registrant had 2,100,215 shares of common stock, par value $0.001 per share, issued and outstanding.

DLD GROUP, INC.

FORM 10-Q REPORT

March 31, 2015

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DLD Group, Inc.

March 31, 2015 and 2014

DLD Group, Inc.
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$243,626	$1,524,467
Accounts receivable	114,368	143,182
Prepayments and other current assets	1,897,615	7,671,318

Total current assets	2,255,609	9,338,967

PROPERTY AND EQUIPMENT
Property and equipment	16,190,222	16,010,912
Accumulated depreciation	(2,229,296)	(1,946,369)

Property and equipment, net	13,960,926	14,064,543

OTHER ASSETS
Deferred expenses	221,784	370,360

Total other assets	221,784	370,360

Total assets	$16,438,319	$23,773,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$164,269	$3,677
Taxes payable	67,460	76,249
Advances from stockholders	8,305,571	8,659,481
Accured promotion cost	3,832,452	-
Other accrued expenses and current liabilities	1,321,675	1,042,853
Deferred revenue	1,678,016	481,423
Advances from affiliates	1,394,707	444,425

Total current liabilities	16,764,150	10,708,108

Total liabilities	16,764,150	10,708,108

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.01: 500,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 2,100,215 shares issued and outstanding	2,100	2,100
Additional paid-in capital	24,798,512	24,798,512
Accumulated deficit	(25,113,942)	(11,721,222)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(12,501)	(13,628)

Total stockholders' equity (deficit)	(325,831)	13,065,762

Total liabilities and stockholders' equity (deficit)	$16,438,319	$23,773,870

See accompanying notes to the consolidated financial statements.

DLD Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Revenue
Marketing services	$404,991	$4,141
Terminal operator membership fees	22,719	1,526
Commission income	7,523	5,150
Rental income	171,604	144,460

Total revenue	606,837	155,277
Cost of revenue
Cost of rental income	217,953	228,409

Total cost of revenue	217,953	228,409

Gross margin	388,884	(73,132)

Operating expenses
Advertising costs	5,995,867	49,364
Promotion costs	5,045,879	-
Selling expenses	1,331,741	46,538
Research and development expenses	605,780	226,252
General and administrative expenses	801,354	114,971

Total operating expenses	13,780,621	437,125

Loss from operations	(13,391,737)	(510,257)
Other (income) expense
Interest income	(239)	(3)
Other (income) expense	1,222	(34)

Other (income) expense, net	983	(37)

Loss before income tax provision	(13,392,720)	(510,220)

Income tax provision	-	-

Net loss	(13,392,720)	(510,220)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,127	7,228

Total other comprehensive income (loss)	1,127	7,228

Comprehensive loss	$(13,391,593)	$(502,992)

Earnings Per Share - Basic and Diluted	$(6.38)	$(0.26)

Weighted average common shares outstanding: - basic and diluted	2,100,215	2,000,000

See accompanying notes to the consolidated financial statements.

DLD Group, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Reporting Period Ended March 31, 2015 and December 31, 2014
(Unaudited)

					Accumulated Other
					Comprehensive
	Common stock par value $0.001:		Additional		Income (Loss)	Total
	Number of		Paid-in	Accumulated	Foreign Currency	Stockholders'
	Shares	Amount	Capital	Deficit	Translation Gain(loss)	Equity (Deficit)

Balance, December 31, 2013	2,000,000	2,000	7,135,671	(7,563,211)	(962)	(426,502)

Reverse acquisition adjustment	100,215	100	(152,077)			(151,977)

Contributed capital			17,814,918			17,814,918

Comprehensive income
Net loss				(4,158,011)		(4,158,011)
Other comprehensive income
Foreign currency translation gain					(12,666)	(12,666)

Total comprehensive income

Balance, December 31, 2014	2,100,215	2,100	24,798,512	(11,721,222)	(13,628)	13,065,762

Comprehensive income
Net loss				(13,392,720)		(13,392,720)
Other comprehensive income
Foreign currency translation gain					1,127	1,127

Total comprehensive income						(13,391,593)

Balance, March 31, 2015	2,100,215	$2,100	$24,798,512	$(25,113,942)	$(12,501)	$(325,831)

See accompanying notes to the consolidated financial statements.

DLD Group, Inc.
Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,392,720)	$(510,220)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	273,797	184,424
Changes in operating assets and liabilities:
Accounts receivable	(266,082)	(83,222)
Prepayments and other current assets	6,079,940	30,506
Other long term assets	148,016	23,837
Accounts payable	159,954	-
Customer deposit	50,330	-
Accured promotional expenses	3,817,607	-
Accured benefit expenses	73,926	-
Taxes payable	(9,072)	31,302
Other accrued expenses and current liabilities	149,204	(33,827)
Deferred revenue	1,189,970	(1,526)

Net cash used in operating activities	(1,725,130)	(358,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition	-	-
Purchases of property and equipment	(112,448)	-

Net cash used in investing activities	(112,448)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) stockholders	(388,311)	375,214
Advances from (repayments to) affiliates	944,764	(15,692)
Capital contribution	-	311,239

Net cash provided by financing activities	556,453	670,761

Effect of foreign exchange rate change on cash	284	(114)

Net change in cash	(1,280,841)	311,921

Cash at beginning of the reporting period	1,524,467	16,936

Cash at end of the reporting period	$243,626	$328,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

DLD Group, Inc.
March 31, 2015 and 2014
Notes to the Consolidated Financial Statements
(Unaudited)

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

Obtaining Control of VIE upon Entry into a Series of Agreements

On November 25, 2014, DLD WOFE entered into a series of agreements with DLD Technology and STSW (individually collectively "VIEs") including an Exclusive Business Cooperation and Management Agreement, an Equity Interest Pledge an Exclusive Option Agreement and the power of attorney executed by the shareholders of DLD Technology and STSW.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2014 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2015.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Subsidiaries

DLD Great Industry Limited ("DLD BVI")	British Virgin Islands	November 12, 2012	100%

DLD International Group Limited ("DLD HK")	Hong Kong SAR	August 29, 2013	100%

Beijing DLD Enterprise Management Consulting Co., Ltd. (“DLD WOFE”)	PRC	November 21, 2013	100%

Variable Interest Entity (“VIE”) under Common Control with DLD BVI

DLD Technology Co., Ltd. ("DLD Technology")	PRC	February 23, 2012	100%

Shenzhen Tongchengyi Sanxing Weiye Network Technology Co. Ltd. ("STSW")	PRC	August 14, 2009	100%

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued promotion cost, other accrued expenses and current liabilities and deferred revenue approximate their fair values because of the short maturity of these instruments.

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

There was no allowance for doubtful accounts at March 31, 2015 or 2014.

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

Commission income

The Company earns certain percentage of the transaction amount from merchants as commission income when transactions are completed and settled through DLD supported payment system on online and offline retail marketplace. Commission is earned and recognized when the underlying transaction is completed.

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s statements of operations and comprehensive income (loss).

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

	March 31, 2015	December 31, 2014	March31, 2014	December 31, 2013

Balance sheets	6.1206	6.1460	6.1632	6.1122

Statements of operations and comprehensive income (loss)	6.1444	6.1457	6.1178	6.1943

Comprehensive Income (Loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification (“Section 220-10-45”) to present comprehensive income (loss). Section 220-10-45 establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), for the Company, consists of net income and foreign currency translation adjustments and is presented in the Company’s consolidated statements of operations and comprehensive income (loss) and stockholders’ equity.

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

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.
•	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).
•	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.
•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.
•	Excluding certain money market funds from the consolidation guidance.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is trying to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public debt/equity offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private debt/equity offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

Note 4 – Prepayments and other current assets

Prepayments and other current assets consisted of the following:

	March 31,	December 31,
	2015	2014

Prepaid advertising fees (i)	$735,222	$1,498,902

Prepaid television airtime (ii)	-	5,044,883

Prepaid server hosting and broadband fees (iii)	186,138	259,079

Prepaid value added tax (iv)	296,525	-

Other receivable-short term lending (v)	-	325,415

Prepaid rent and services	455,430	322,079

Others	224,300	220,960

	$1,897,615	$7,671,318

(i)

Prepaid advertising fees represent prepayments to third parties for advertising services, mainly through internet and outdoor media. The advertising expenses are expensed when the services are received.

(ii)

Prepaid television airtime represents prepayments to the China Central Television (”CCTV”) for airtime to be aired on February 18, 2015 during the Chinese Spring Festival New Year’s Eve Concert. The Company expensed the prepaid television airtime upon communicating its advertisement on February 18, 2015.

(iii)	Prepaid server hosting and broadband fees represent prepayments to third parties for server hosting and broadband services. These prepayments are expensed when the services are received.

(iv)	Prepaid value added tax.

(v)	On January 9, 2015, the entire balance was returned to the Company.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful
	Life (Years)	March 31, 2015	December 31, 2014

Buildings	20	$14,835,932	$14,774,618

Equipment	3-5	1,354,290	1,236,294

		16,190,222	16,010,912

Less accumulated depreciation		(2,229,296)	(1,946,369)

		$13,960,926	$14,064,543

(i)     Depreciation Expense

Depreciation expense was $273,797 and $184,424 for the reporting period ended March 31, 2015 and 2014, respectively.

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

Operating Lease from Chairman and CEO

On June 6, 2014, DLD Henan entered into a non-cancellable operating lease for its 119.99 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Wang for RMB36, 000 per year expiring on June 8, 2015. Rent expense incurred for the three months ended March 31, 2015 was RMB 9,000 (approximately $1,465). Future minimum lease payments are RMB6,000 (approximately $977) for the remainder of the lease term.

Operating Lease from DLD Henan Network Technology Co., Ltd. (“DLD Network”)

On June 30, 2014, DLD Henan entered into a non-cancellable operating lease for its commercial office space in the City of Zhengzhou, Henan Province, PRC from DLD Network for RMB2,160,000 for a period of two years expiring on June 30, 2016. Rent expense incurred for the three months ended March 31, 2015 was RMB270,000 (approximately $43,942). Future minimum lease payments are RMB1,350,000 (approximately $219,712) for the remainder of the lease term.

Advances from (repayments to) Affiliates

From time to time, certain affiliates of the Company advance funds from (to) the Company for working capital purpose. These advances are unsecured, non-interest bearing and due upon demand.

Note 7 – Commitments and Contingencies

Operating Leases

(i)     Operating Lease – DLD Technology Office Space

On July 10, 2012, DLD Technology entered into a non-cancelable operating lease for office space that will expire on July 10, 2015. The annual lease payment is RMB1,900,000 (approximately $310,427).

On September 24, 2014, DLD Technology and DLD E-payment entered into a rent sharing agreement for the sharing of leased office space. Per the rent sharing agreement, DLD Technology and DLD E-payment will each pay RMB600, 000 (approximately $98,030) and RMB1,300,000 (approximately $212,397), respectively, effective August 1, 2014.

Future minimum lease payments required under this non-cancelable office lease without consideration of rent sharing agreement were as follows:

Year Ending December 31:	RMB	$

2015 (remainder of the year)	633,333	$103,476

	633,333	$103,476

The total amount of minimum rent to be received in the future from DLD E-payment under the rent sharing agreement was as follows:

Year Ending December 31:	RMB	$

2015 (remainder of the year)	433,333	$70,799

	433,333	$70,799

(ii)     Operating Lease – STSW Office Space

On August 7, 2013, STSW entered into a non-cancelable operating lease for office space expiring on January 6, 2016. The annual lease payment is RMB 417,540 (approximately $68,159).

Future minimum lease payments required under this non-cancelable office lease were as follows:

Years Ending December 31:	RMB	$

2015 (remainder of the year)	313,155	$51,164

2016	6,959	1,137

	320,114	$52,301

Note 8 - Stockholders’ Equity (Deficit)

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

Amendment to the Articles of Incorporation on November 5, 2009

On November 5, 2009, the Board of the Directors of the Company unanimously adopted resolutions declaring the advisability of, and recommended that Stockholders approve the amendment to the Company’s Articles of Incorporation to authorize the Company to file a certificate of amendment to its Articles of Incorporation to increase the number of authorized shares of common stock par value $0.001 from One Hundred Million (100,000,000) shares to Two Hundred Million (200,000,000) shares. The amendment became effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada on November 5, 2009.

Common Stock

Immediately prior to the consummation of the Share Exchange Agreement on December 30, 2014, the Company had 100,215 common shares issued and outstanding.

Upon consummation of the Share Exchange Agreement on December 30, 2014, the Company issued 2,000,000 shares of its common stock for the acquisition of 100% of the issued and outstanding capital stock of DLD BVI.

Note 9 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2015, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced any losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales
	for the reporting period ended

	March 31,	March 31,
	2015	2014

Customer A	19.1%	75.1%

Customer C	53.1%	-%

	72.2%	75.1%

	Accounts Receivable at

	March 31,	December 31,
	2015	2014

Customer A	100.0%	79.5%

Customer B	-%	20.5%

	100.0%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 10 - Foreign Operations

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

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of DLD Group Inc. for fiscal quarters ended March 31, 2015 and 2014 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report (the “Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Discount Web: We start our business by launching our DLD Discount Web http://www.dld.com, which is an O2O promotional information marketplace that helps local merchants to release their daily marketing and promotional information online to capture our customers’ “in-store” spending needs in 2010 in the city of Shenzhen. To help our customers find more information about the shops more efficiently and have the most updated information about shop’s promotions, DLD Discount Web has grown to cover China’s 31 provinces, across diverse categories, including food, entertainment, travel, accommodation, and lifestyle. The number of promotion messages has reached more than 1000 pieces daily by now. Online member has grown significantly from 1,042,500 at the end of 2012 to 6,126,665 at the end of March 2015. Registered customers are able to enjoy the discounts and special price offer when they go shopping both online and offline, which are pre-negotiated by our company. We also foster an online interactive user community which allows customers to discuss, rate and review products, and services offered by the offline shops , and share shopping experiences with each other in our online community. We believe it will be the word-of-mouth spread and help attract more potential customers to our services more effectively.

E-Supermarket: Our online supermarket DLD E-Supermarket features a great selection of good quality products, convenient online service and certainly the low prices. We select quality partners in each city to ensure the service maintained with the same standards. We are planning to penetrate lower tier cities to capture the increasing demand for customers’ daily shopping needs. DLD E-Supermarket was built in May 2013, by the end of March 2015, there were more than 16,900 different types of products selling on DLD E-supermarket website through B2C model. So far it only operates in the city of Zhengzhou and we are planning to expand this business to the rest part of China. We will start from major city like Shanghai and Beijing soon.

DLD E-mall: Our online shopping marketplace DLD E-mall enables individuals to leverage the power of the Internet to establish their online presence and conduct commerce with consumers no matter where they are. We offer customers a wide selection of physical goods including apparel, makeups and jewelries, consumer electronics, baby products, home furnishings, sport wear, recreational supplies and many more. It is mainly a C2C business. DLD E-mall was established in March 2014, till the end of March 2015, DLD E-mall presents around, 14,950 merchant partners with more than 21,000 types of products.

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

Offline Business

To help our offline customers, we start distributing membership cards in 2012 in the city of Beijing. Our members can enjoy the discounts and special price pre-negotiated by our company with our local partners when they shop offline. Since we launched offline business, our offline customers’ base has been enjoying strong growth momentum, and has grown significantly from 5,236,200 at the end of 2014 to 8,761,128 at the end of March 2015.

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

Results of Operations

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

Our revenues generate primarily from marketing services, memberships, commissions on transactions and rent income.

For the three months ended March 31, 2015, we had net revenues of $606,837, as compared to those of $155,277 for the three months ended March 31, 2014, an increase of approximately $451,560 or 290.8%. The increase in net revenues was primarily due to core business showed the sign of business rally in 2015.

Revenue from marketing service amounted to $404,837 for the three months ended March 31, 2015 as compared to $4,141 for the three months ended March 31, 2014. Revenue from marketing service significantly increased as a result of our efforts in promoting our products and services. Membership income amounted to $22,719 for the three months ended March 31, 2015 as compared to $1,526 for the same period in 2014 as the number of participated member increment sped up. Commissions on transactions gained $7,523 for the three months ended March 31, 2015 and $5,150 for the three ended March 31, 2014. Rent income were $171,604 for the three months ended March 31, 2015, an increase of $27,144 or 18.8%, as compared to $144,460 for the same period in 2014.

Cost of Revenue

Cost of revenue mainly came from cost of rental business. We purchased a portion of a building situated in a growing CBD in Beijing, China in August 2012. The real property are offices with total 4763 square meters for the purpose of rental business. The investment in this real property cost approximately $14,393,812 (RMB 90,804,800). Rental income amounted to $171,604 for the three months ended March 31, 2015 as compared to the rental income of $144,460 for the same period in 2014. Costs of rental were $217,953 and $228,409 for the three months ended March 31, 2015 and 2014, respectively. The cost of rental primarily consists of depreciation ($171,280), exercise tax ($15,421) and property taxes ($31,252) for the three months ended March 31, 2015 as compared to the depreciation ($172,025), exercise tax ($24,996) and property taxes ($31,388) for the three months ended March 31, 2014.

Gross profit (loss)

The gross profits were dramatically increased to $388,884 for the three months ended March 31, 2015 as compared to gross loss of $73,132 for the three months ended March 31, 2014. As discussed above, the depreciation of rental real property was part of cost of revenue.

Selling expenses

Selling expenses mainly consist of salaries and wages for our sales and marketing personnel, promotion expenses and other operating expenses that are associated with sales and marketing activities.

Selling expenses were $1,331,741 and $46,538, for the three months ended March 31, 2015 and 2014, respectively, increased by $1,285,203 or 2761.6%. Low costs in the beginning of 2014 were primarily due to the business still in the start-up status subsidiaries either have not been created or in the business preparation. And higher costs in the first quarter of 2015 were mainly due to increment in promotion. and some

Selling expenses were $1,331,741 and $46,538, for the three months ended March 31, 2015 and 2014, respectively, increased by $1,285,203 or 2761.6%. Low costs in the beginning of 2014 were primarily due to the business still in the start-up status and some subsidiaries either have not been created or in the business preparation. And higher costs in the first quarter of 2015 were mainly due to increment in promotion.

Selling expenses consisted of the following:

	For the Three Months Ended March 31		Increase/decrease
	2015	2014	$	%
Salary, wage and related benefits	1,073,288	30,663	1,042,625	3400.3%
Promotion	54,446	8,663	45,783	528.5%
Web system maintenance	115,969	5,993	109,976	1835.1%
Rent expense	29,729	-	29,729	100.0%
Others	58,309	1,219	59,090	4683.3%
Total	1,331,741	46,538	1,285,203	2761.6%
Selling expenses as % of operating revenue	305.98%	430.23%	-	-124.25%

Compensation and related benefits increased by $1,042,625, or 3400.3%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as aforementioned, some subsidiaries were not formed yet, and higher costs in first quarter of 2015 due to the sales force re-enforced in the expansion of business. Sales and service offices are expended from 38 sales offices by the end of 2014 to 140 sales offices or locations across the country by the three months ended March 31, 2015.

Promotion expense increased by $45,783 or 528.5% as the promotion was the part of efforts to promote our e-marketplace and products in additional to the advertisement.

Web systems maintenance mainly consisted of server system maintenance, web traffic and web utility fees. Maintenance expenses increased by $109,976 or 1835.1%, as a result of the maintaining in volume traffic and transactions.

Other expense includes vehicle maintenance and miscellaneous expenses.

Advertising expense

Advertising expense mainly consists of advertising on various channels such as billboard and mobile billboard, television, celebrity branding, and other traditional off-line media, and advertising design and production.

Advertising costs were $5,995,867 and $49,364 for the three months ended March 31, 2015 and 2014, respectively. As a part of business campaign strategy, we re-launch advertising campaign in 2015 to introduce and promote the public awareness of our service, particularly through advertising on the China Central Television station (”CCTV”), China’s biggest television network. An advertising in the amount of $5,044,833 expensed when the program aired on CCTV on February 18, 2015 during the Chinese Spring Festival New Year’s Eve Concert, a highest audience share in a year.

Special Sales Promotion

In February 2015, in order to keep existing online and offline business members and individual members and attract new members and consumers, and enhance the exchange local terminal operators’ cash flows, the management decided to launch an aggressive promotion by disseminating 3 million member cards with RMB 10 bonus (approximately US dollar $1.6) each card for those who were participating the program or register online to become members. Total spending was 31 million RMB (approximately $5,045,879) during the Chinese Spring Festival New Year. The promotion was successful. As a result the membership increased by approximately 3.5 million from 5,236,200 at the end of 2014 to 8,761,128 at the end of March 2015.

Research and Development Expenses

Research and development expenses mainly consist of salaries, benefits for product development and engineering personnel and other operating expenses such as rental and depreciation of equipment that are associated with product development and engineering activities. Total research and development expenditures were $605,780 and $226, 252 for the three months ended March 31, 2015 and 2014, respectively, a 167.7% increased. System maintenance and development cost $41,937 and $10,216, and other material and testing cost for $14,875 and $1,851, for the three months ended March 31, 2015 and 2014, respectively, due to increased utility of system for research and development. Salaries and wages in research and development amounted to $504,790 for the three months ended March 2015 compared to $197,122 in 2014 mainly due to more high salaried engineers and professionals hired, and rent expenses were $44,175 and $17,063 for the three months ended March 31, 2015 and 2014, respectively, due to working space increased.

General and administrative expenses

General and administrative expenses amounted to $801,354 for the three months ended March 31, 2015, as compared to $114,971 for the same period in 2014, an increase of $686,383 or 597.0%. As previously stated the business was in a start-up status for the three months ended March 31, 2014, therefore, general and administrative expenses were lower. General and administrative expenses consisted of the following:

	For the Three Months Ended
	March 31,		Increase/decrease
	2015	2014	$	%
Salary Wage and related benefits	354,392	-	354,392	100.0%
Depreciation	99,098	10,640	88,458	831.4%
Office expenses	33,246	230	33,016	14354.8%
Professional fees	177,890	7,039	170,851	2427.2%
Rent	89,105	77,642	11,463	14.8%
Travel & meeting	43,766	18,609	25,157	135.2%
Other expenses	3,857	811	3,046	375.6%
Total	801,354	114,971	686,383	597.0%
G&A expense as % of operating revenue	184.12%	1062.87%	-	-878.75%

Salary and wages expenses incurred $354,392 in general and administration for the three months ended March 31, 2015 as compared to $0 for the three months ended March 31, 2014 as start-up year, mainly because business rapid expansion and management and administration personals and staff were hired.

Depreciation expense increased by $88,458, or 831.4%, in the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily due to the additional equipment purchased in second half year of 2014.

Office and office related expenses increased by $33,246, in the three months ended March 31, 2015, as compared to a few dollars spent the same period in 2014. As the business expanded office expense increased accordingly.

Professional service fees increased by 170,851 in the three months ended March 31, 2015, as compared to the same period in 2014. The increase is due to most of consulting, accounting and legal fees incurred and paid in current periods.

Rent expenses incurred for offices of the subsidiaries located in China. Rent expense increased by 11,463, or 14.8%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase is primarily due to office space increased in order to fulfill the tasks and support the marketing forces.

Travel and meeting increased to $43,766 in the three months ended March 31, 2014 as compared to $18,609 in the same period of 2014 as the business activities increased.

Other general and administrative expenses mainly include local transportation, repairs, annual filling fees and certain low-value miscellaneous items. Their amounts varied period over period due to different circumstances.

Loss from operations

For the three months ended March 31, 2015, loss from operations was $13,931,737, as compared to the loss $510,257 for the three months ended March 31, 2014, a loss increase by $12,881,480 or 2524.5%, mainly due to the aggressive business expansion in increasing in the advertising, marketing promotions and labor force, R&D expenditure and general and administrative costs.

Other income (expenses)

For the three months ended March 31, 2015 and 2014, other income (expense) mainly came from interest income and other expenses.

Income tax expense

For the three months ended March 31, 2015 and March 31, 2014, income tax amounted to $0 due to the operating losses.

Net loss

As a result of the factors described above, our net losses for the three months ended March 31, 2015 was loss of $13,392,720. For the three months ended March 31, 2014, we had net loss of $510,220.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using year end rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,127 for the three months ended March 31, 2015 as compared to the gain of $7,228 for the same period in 2014. This non-cash loss had the effect of decreasing our reported comprehensive income.

Comprehensive loss

For the three months ended March 31, 2015 and 2014, comprehensive losses of $13,391,593 and $502,992 were derived from the sum of our net losses of $13,392,720 and $510,220 plus foreign currency translation gains of $1,127 and $7,228, respectively.

Liquidity and Capital Resources

We have funded our operation primarily through paid-in capital, sales of services, and advance from stockholders. Currently cash flows generated through advance from shareholders and officers and operations, major shareholders will continue to either infuse the capital or advance the cash in order to sustain current level operations and expansion for the next twelve months.

As of March 31, 2015, our balance of cash and cash equivalents was $243,626. As of March 31, 2014, our balance of cash and cash equivalents was $328,857, a decrease of $85,231 or 25.9%, mainly due to net cash used by operating activities.

The following summarizes the key components of the cash flows for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31		Increase/decrease
	2015	2014	$	%
Net cash used in operating activities	(1,725,130)	(358,726)	(1,366,404)	380.9%
Net cash used in investing activities	(112,448)	-	(112,448)	100.0%
Net cash provided by financing activities	556,453	670,761	(114,308)	-17.0%
Effect of foreign currency translation	284	(114)	398	-349.1%
Net increase(decrease) in cash and cash equivalents	(1,280,841)	311,921	(1,592,762)	-510.6%

In summary, our cash flows were:

Net cash used by operating activities increased in the three months ended March 31, 2015 by $1,366,404 to $1,725,130, from net cash used in operating activities of $358,726 for the three months ended March 31, 2014. These changes were mainly caused by the following changes: an increase in net loss of $12,882,500, an increase in depreciation of $89,373, a decrease in accounts receivable of $182,860, an increase in various prepayments of $6,049,434, an increase in accrued promotion expense of $3,817,607, an increase in accrued benefit expense for $73,926, an increase in account payable of $159,954, an increase of customer deposit by $50,330, an increase in cash provided in accrued expenses and other current liabilities of $183,031, and an increase in deferred revenue of $1,191,496.

Net cash used in investing activity increased by $112,448, from $0, in the three months ended March 31, 2015 compared to the same period ended in 2014, which is mainly due to increases in purchases of hardware for research and development, various office furniture and equipment as office space and labor increased.

Net cash provided by financing activities decreased by $114,308 to $556,453 in the three months ended March 31, 2015 compared to $670,761 provided by financing activities at the same period ended in 2014. These changes were mainly caused by following changes: a decrease in advance from shareholders in the amount of $763,525, an increase in advances from affiliates for $960,456 and a decrease in capital contribution for $311,239.

Working capital decreased by $13,139,400 to deficit of $14,508,541 as of March 31, 2015 from working capital deficit of $1,369,141 as of December 31, 2014. Major items caused working capital deficit widen were advertising costs and special sales promotions in total approximately $8,877,335. In order to stay cost competitive in the long-run, we plan to introduce venture capital as many venture capitalists find our profitable business model and remarkable progress.

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

Off-Balance Sheet Arrangements

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

As reflected in the accompanying unaudited consolidated financial statements, we had an accumulated deficit of $25,113,942, a working capital deficiency of $14,508,541 as of March 31, 2015, a net loss of $13,392,720 and net cash used in operating activities of $1,725,130 for the three months ended March 31, 2015. These factors raise substantial doubt about our ability to continue as a going concern. Management intends to further implement its business plan and generate sufficient revenue and to raise additional funds by way of a private or public offering. While we believes in the viability of our strategy to further implement our business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of our company to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenue and our ability to raise additional funds by way of a public or private offering. Our consolidated financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

While our significant accounting policies are fully described in Note 2 to our unaudited consolidated financial statements for the three months ended March 31, 2015 and 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

Marketing services mainly consists of online and offline membership card sales, advertising income from direct mail (DM),electronic direct email(EDM) and Advertising revenue is recognized ratably over the period in which the advertisement by displaying of an online storefront on our marketplace through our e-commerce platform. Discounted membership cards sales revenue is recognized when the card is delivered to the customer

Membership is a terminal operating merchant of our e-commerce platform. Members can buy our membership card at discount rate and resale of the membership cards to general consumers. Membership fee income is recognized ratably over the term of the membership when membership service is provided.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing our consolidated financial statements were as follows:

	March 31,	December 31,	March31,	December 31,
	2015	2014	2014	2013

Three Month-end and year end RMB:USD exchange rate	6.1206	6.1460	6.1632	6.1122

Average Three month and yearly RMB:USD exchange rate	6.1444	6.1457	6.1178	6.1943

Recently Issued Accounting Pronouncements

Refer to Note 2 in our accompanying unaudited consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (the Company's principal executive officer and interim principal accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2015 based on the material weaknesses in the Company's internal control over financial reporting as disclosed below.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit
Number	Exhibit Title
31.1	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLD GROUP, INC.

By:/s/ FenglinWang
FenglinWang
Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer
and interim Principal Financial Officer)

Dated: May 20, 2015