Form 10-Q
period 2015-06-30
DLD Group, Inc.
filed 2015-10-16
CIK 1088949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

At August 31, 2015, the registrant had 2,388,215 shares of common stock, par value $0.001 per share, issued and outstanding.

DLD GROUP, INC.

FORM 10-Q REPORT

June 30, 2015

2

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

3

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements.

DLD Group, Inc.

June 30, 2015 and 2014

DLD Group, Inc.
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,317,731	$1,524,467
Accounts receivable	114,589	143,182
Prepayments and other current assets	3,442,388	7,671,318

Total current assets	5,874,708	9,338,967

PROPERTY AND EQUIPMENT
Property and equipment	16,929,671	16,010,912
Accumulated depreciation	(2,524,290)	(1,946,369)

Property and equipment, net	14,405,381	14,064,543

OTHER ASSETS
Deferred expenses	87,759	370,360

Total other assets	87,759	370,360

Total assets	$20,367,848	$23,773,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$173,726	$3,677
Taxes payable	-	76,249
Advances from stockholders	8,336,510	8,659,481
Member deposits	34,750,679	-
Accured promotion cost	8,110,277	-
Other accrued expenses and current liabilities	4,521,327	1,042,853
Deferred revenue	4,632,320	481,423
Advances from affiliates	736,798	444,425

Total current liabilities	61,261,637	10,708,108

Total liabilities	61,261,637	10,708,108

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.01: 500,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 2,388,215 and 2,100,215 shares issued and outstanding, respectively	2,388	2,100
Additional paid-in capital	24,798,512	24,798,512
Accumulated deficit	(65,611,097)	(11,721,222)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(83,592)	(13,628)

Total stockholders' equity (deficit)	(40,893,789)	13,065,762

Total liabilities and stockholders' equity (deficit)	$20,367,848	$23,773,870

See accompanying notes to the consolidated financial statements.

DLD Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Marketing services	$1,158,621	$753,630	$55,758	$51,617
Terminal operator membership fees	80,781	58,062	3,039	1,513
Commission income	15,951	8,428	5,130	(20)
Rental income	295,615	124,011	294,821	150,361
Total revenue	1,550,968	944,131	358,748	203,471
Cost of revenue
Cost of rental income	422,168	204,215	431,994	203,585
Total cost of revenue	422,168	204,215	431,994	203,585
Gross margin	1,128,800	739,916	(73,246)	(114)
Operating expenses
Advertising costs	6,179,906	184,039	40,704	(8,660)
Promotion costs	36,130,864	31,084,985	-	-
Selling expenses	9,379,847	8,048,106	591,450	544,912
Research and development expenses	1,140,169	534,389	623,508	397,256
General and administrative expenses	2,183,716	1,382,362	378,839	263,868
Total operating expenses	(55,014,502)	(41,233,881)	1,634,501	1,197,376
Loss from operations	(55,885,702)	(40,493,965)	(1,707,747)	(1,197,490)
Other (income) expense
Interest income	(1,608)	(1,369)	(88)	(85)
Other (income) expense	5,781	4,559	640	674
Other (income) expense, net	4,173	3,190	552	589
Loss before income tax provision	(53,889,875)	(40,497,155)	(1,708,299)	(1,198,079)
Income tax provision	-	-	-	-
Net loss	(53,889,875)	(40,497,155)	(1,708,299)	(1,198,079)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(69,964)	(71,091)	6,950	(278)
Total other comprehensive income (loss)	(69,964)	(71,091)	6,950	(278)
Comprehensive loss	$(53,959,839)	$(40,568,246)	$(1,701,349)	$(1,198,357)
Earnings Per Share - Basic and Diluted	$(25,37)	$(18.86)	$(0.85)	$(0.60)
Weighted average common shares outstanding: - basic and diluted	2,124,090	2,147,677	2,000,000	2,000,000

See accompanying notes to the consolidated financial statements.

DLD Group, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Reporting Period Ended June 30, 2015 and December 31, 2014
(Unaudited)

					Accumulated Other
					Comprehensive
	Common stock par value $0.001:		Additional		Income (Loss)	Total
	Number of		Paid-in	Accumulated	Foreign Currency	Stockholders'
	Shares	Amount	Capital	Deficit	Translation Gain(loss)	Equity (Deficit)
Balance, December 31, 2013	2,000,000	$2,000	$7,135,671	$(7,563,211)	$(962)	$(426,502)
Reverse acquisition adjustment	100,215	100	(152,077)			(151,977)
Contributed capital			17,814,918			17,814,918
Comprehensive income
Net loss				(4,158,011)		(4,158,011)
Other comprehensive income
Foreign currency translation gain					(12,666)	(12,666)
Total comprehensive income						(4,170,677)
Balance, December 31, 2014	2,100,215	2,100	24,798,512	(11,721,222)	(13,628)	13,065,762
Shares issued for services	288,000	288				288
Net loss				(53,889,875)		(53,899,875)
Other comprehensive income (loss)
Foreign currency translation gain (loss)					(69,964)	(69,964)
Total comprehensive income (loss)						(53,959,839)
Balance, June 30, 2015	2,388,215	$2,388	$24,798,512	$(65,611,097)	$(83,592)	$(40,893,789)

See accompanying notes to the consolidated financial statements.

DLD Group, Inc.
Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,889,875)	$(1,708,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	564,552	370,481
Changes in operating assets and liabilities:
Accounts receivable	(164,533)	(8,532)
Prepayments and other current assets	4,491,569	(473,986)
Other long term assets	281,867	28,493
Accounts payable	169,566	-
Member deposits	34,512,741	-
Accured promotional cost	8,088,298	-
Taxes payable	(107,883)	11,015
Other accrued expenses and current liabilities	3,606,539	215,574
Deferred revenue	4,136,725	35,665

Net cash provided by (used in) operating activities	1,689,566	(1,529,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(819,061)	(18,526)

Net cash used in investing activities	(819,061)	(18,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) stockholders	(374,650)	1,516,920
Advances from (repayments to) affiliates	288,981	(41,623)
Capital contribution	-	347,239

Net cash provided by (used in) financing activities	(85,669)	1,822,536

Effect of foreign exchange rate change on cash	8,428	211

Net change in cash	793,264	274,632

Cash at beginning of the reporting period	1,524,467	16,935

Cash at end of the reporting period	$2,317,731	$291,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

DLD Group, Inc.
June 30, 2015 and 2014
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

The Agreement is valid for 10 years from November 24, 2014, the date of signing, and may be extended if confirmed in writing by DLD WOFE prior to the expiration thereof. The extended term shall be determined by DLD WOFE, and VIE shall accept such extended term unconditionally. Unless renewed in accordance with the relevant terms of this Agreement, the Agreement shall be terminated upon the date of expiration hereof. During the term of the Agreement, unless DLD WOFE commits gross negligence, or a fraudulent act, against VIE, VIE shall not terminate the Agreement prior to its expiration date. Nevertheless, DLD WOFE shall have the right to terminate the Agreement upon giving 30 days prior written notice to VIE at any time.

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

The Agreement is conditioned upon the performance of the Exclusive Business Cooperation and Management Agreement and is terminated when the Exclusive Business Cooperation and Management Agreement is terminated.

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

The Agreement is valid for 10 years from November 24, 2014, the date of signing.

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

There was no allowance for doubtful accounts at June 30, 2015 or December 31, 2014.

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

Deferred Tax Assets andIncome Tax Provision

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

	June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013

Balance sheets	6.1088	6.1460	6.1565	6.1122

Statements of operations and comprehensive income (loss)	6.1254	6.1457	6.1419	6.1943

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

The Company has no contingent shares issuance arrangement, stock options or warrants for the reporting period ended June 30, 2015 or 2014.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Prepayments and other current assets

Prepayments and other current assets consisted of the following:

	June 30,	December 31,
	2015	2014

Prepaid advertising fees (i)	$736,642	$1,498,902

Prepaid television airtime (ii)	-	5,044,883

Prepaid server hosting and broadband fees (iii)	107,755	259,079

Prepaid value added tax (iv)	225,905	-

Other receivable-short term lending (v)	235,231	325,415

Prepaid rent and services	369,631	322,079

Membership card deposits receivable (vi)	1,180,724	-

Other prepayments	586,500	220,960

	$3,442,388	$7,671,318

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

(iii)	Prepaid server hosting and broadband fees represent prepayments to third parties for server hosting and broadband services. These prepayments are expensed when the services are received.

(iv)	Prepaid value added tax.

(v)	The balance at December 31, 2014 was returned to the Company on January 9, 2015.

(vi)	As of September 7, 2015, the Company received all of the membership card deposits.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful
	Life (Years)	June 30, 2015	December 31, 2014

Buildings	20	$14,864,589	$14,774,618

Equipment	3-5	2,065,082	1,236,294

		16,929,671	16,010,912

Less accumulated depreciation		(2,524,290)	(1,946,369)

		$14,405,381	$14,064,543

Impairment Testing and Depreciation Expense

(i)   Impairment Testing

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as their fair value, exceeded their carrying values at December 31, 2014.

(ii)  Depreciation Expense

Depreciation expense was $564,552 and $370,481 for the reporting period ended June 30, 2015 and 2014, respectively.

Note 6 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of
transactions

Management and significant stockholders

Mr. Wang, Fenglin	Chairman, CEO and significant stockholder	(i) Advances to the Company; (ii) Operating lease	(i) Working capital; (ii) Office lease

Mr. Wang, Wenyong	Significant stockholder, Mr. Wang, Fenglin’s son	Advances to the Company	Working capital

Mr. Wang, Lei	Mr. Wang, Fenglin’s son	Advances to the Company	Working capital

Entities under common control

DLD Henan Network Technology Co., Ltd. ("DLD Network")	An entity majority-owned and controlled by Chairman, CEO and significant stockholder	Operating lease	Office lease

DLD Industry Development Co., Ltd. (“DLD Industry”)	An entity majority-owned and controlled by Chairman, CEO and significant stockholder	Advances to the Company	Working capital

DLD Beijing Hotel Co., Ltd. ("DLD Hotel")	An entity majority-owned and controlled by Chairman, CEO and significant stockholder	Advances to the Company	Working capital

DLD E-Payment Co., Ltd. ("DLD E-payment")	An entity majority-owned and controlled by Chairman, CEO and significant stockholder	Advances to the Company	Working capital

Zhengzhou DLD Trade and Business Co., Ltd. ("DLD Zhengzhou Trade”)	An entity majority-owned and controlled by Chairman, CEO and significant stockholder	Advances to the Company	Working capital

Advances from Significant Stockholders

From time to time, the Chairman, CEO and significant stockholders of the Company advance funds to the Company for working capital purpose. These advances are unsecured, non-interest bearing and due upon demand.

Operating Lease from Chairman and CEO

On June 6, 2014, DLD Henan entered into a non-cancellable operating lease for its 119.99 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Wang for RMB36,000 per year expiring on June 8, 2015. Rent expense was RMB 15,000 (approximately $2,455) for the six months ended June 30, 2015.

Operating Lease from DLD Henan Network Technology Co., Ltd. (“DLD Network”)

On June 30, 2014, DLD Henan entered into a non-cancellable operating lease for its commercial office space in the City of Zhengzhou, Henan Province, PRC from DLD Network for RMB2,160,000 for a period of two years expiring on June 30, 2016. Rent expense was RMB540,000 (approximately $88,397) for the six months ended June 30, 2015. Future minimum lease payments are RMB1,080,000 (approximately $176,794) for the remainder of the lease term.

Advances from (repayments to) Affiliates

From time to time, certain affiliates of the Company advance funds from (to) the Company for working capital purpose. These advances are unsecured, non-interest bearing and due upon demand.

Note 7 – Commitments and Contingencies

Operating Leases

(i)   Operating Lease – DLD Technology Office Space

On July 10, 2012, DLD Technology entered into a non-cancelable operating lease for office space that expired on July 10, 2015. The annual lease payment was RMB1,900,000 (approximately $311,027).

On September 24, 2014, DLD Technology and DLD E-payment entered into a rent sharing agreement for the sharing of leased office space. Per the rent sharing agreement, DLD Technology and DLD E-payment will each pay RMB600, 000 (approximately $98,219) and RMB1,300,000 (approximately $212,808), respectively, effective August 1, 2014.

On July 10, 2015, DLD Technology renewed the non-cancelable operating lease for expanded office space for another two years that will expire on July 10, 2017. The annual lease payment is RMB 3,300,000 (approximately $540,204).

On July 30, 2015, DLD Technology and DLD E-payment entered into a renewal rent sharing agreement for the sharing of leased office space. Per the rent sharing agreement, DLD Technology and DLD E-payment will each pay annual lease RMB1,100,000 (approximately $180,068) and RMB2,200,000 (approximately $360,136), respectively, effective August 1, 2015.

Future minimum lease payments required under this non-cancelable office lease without consideration of rent sharing agreement were as follows:

Year Ending December 31:	RMB	$

2015 (remainder of the year)	786,575	$128,761

2016	1,650,000	270,102

2017	863,425	141,341

	3,300,000	$540,204

(ii)  Operating Lease – STSW Office Space

On August 7, 2013, STSW entered into a non-cancelable operating lease for office space expiring on January 6, 2016. The annual lease payment is RMB 417,540 (approximately $68,351).

Future minimum lease payments required under this non-cancelable office lease were as follows:

Years Ending December 31:	RMB	$

2015 (remainder of the year)	208,770	$34,175

2016	6,959	1,139

	215,729	$35,314

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

During the reporting period ended June 30, 2015, the Company issued 288,000 shares of the Company’s common stock as promotion expenses to terminal operators. The shares were value at par, or $288 and recorded as promotion expenses.

Note 9 – Promotion Costs

To enhance the Company’s market penetration and raise the Company’s brand awareness, the Company intensified its marketing and promotion efforts during the six months ended June 30, 2015. The Company launched two special promotions by distributing free membership card and by offering a discount to the face value of the Company’s membership cards. Discount rates varied between 14% and 20% depending upon the value of cards sold. Total costs of promotions were $36,130,864 for the six months ended June 30, 2015.

Note 10 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2015, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced any losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales
	for the reporting period ended
	June 30,	June 30,
	2015	2014

Customer A	15.0%	64.7%

Customer B	20.9%	-%

Customer C	19.9%	-%

Customer D	11.9%	-%

	67.7%	64.7%

	Accounts Receivable at
	June 30,	December 31,
	2015	2014

Customer A	100.0%	79.5%

Customer B	-%	20.5%

	100.0%	100.0%

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

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of DLD Group Inc. for Three months ended June 30, 2015 and 2014, and for six months ended June 30, 2015 and 2014 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report (the “Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Discount Web: We start our business by launching our DLD Discount Web http://www.dld.com, which is an O2O promotional information marketplace that helps local merchants to release their daily marketing and promotional information online to capture our customers’ “in-store” spending needs in 2010 in the city of Shenzhen. To help our customers find more information about the shops more efficiently and have the most updated information about shop’s promotions, DLD Discount Web has grown to cover China’s 31 provinces, across diverse categories, including food, entertainment, travel, accommodation, and lifestyle. The number of promotion messages has reached more than 1000 pieces daily by now. Online member has grown significantly from 1,042,500 at the end of 2012 to 6,238,485 at the end of June 2015. Registered customers are able to enjoy the discounts and special price offer when they go shopping both online and offline, which are pre-negotiated by our company. We also foster an online interactive user community which allows customers to discuss, rate and review products, and services offered by the offline shops , and share shopping experiences with each other in our online community. We believe it will be the word-of-mouth spread and help attract more potential customers to our services more effectively.

E-Supermarket: Our online supermarket DLD E-Supermarket features a great selection of good quality products, convenient online service and certainly the low prices. We select quality partners in each city to ensure the service maintained with the same standards. We are planning to penetrate lower tier cities to capture the increasing demand for customers’ daily shopping needs. DLD E-Supermarket was built in May 2013, by the end of June 2015, there are more than 18,100 different types of products selling on DLD E-supermarket website through B2C model. So far it only operates in the city of Zhengzhou and we are planning to expand this business to the rest part of China. We will start from major city like Shanghai and Beijing soon.

DLD E-mall: Our online shopping marketplace DLD E-mall enables individuals to leverage the power of the Internet to establish their online presence and conduct commerce with consumers no matter where they are. We offer customers a wide selection of physical goods including apparel, makeups and jewelries, consumer electronics, baby products, home furnishings, sport wear, recreational supplies and many more. It is mainly a C2C business. DLD E-mall was established in March 2014, till the end of June 2015, DLD E-mall presents around, 18,540 merchant partners with more than 22,480 types of products.

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

Offline Business

To help our offline customers, we start distributing membership cards in 2012 in the city of Beijing. Our members can enjoy the discounts and special price pre-negotiated by our company with our local partners when they shop offline. Since we launched offline business, our offline customers’ base has been enjoying strong growth momentum, and has grown significantly from 5,236,200 at the end of 2014 to 12,656,476 at the end of June 2015.

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

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

Our revenues generate primarily from marketing services, memberships, commissions on transactions and rent income.

For the three months ended June 30, 2015, we had net revenues of $944,139, as compared to those of $203,471 for the three months ended June 30, 2014, an increase of approximately $740,660 or 364.0% . The increase in net revenues was primarily due to core business showed the sign of business rally in 2015.

Revenue from marketing service amounted to $753,630 for the three months ended June 30, 2015 as compared to $51,617 for the three months ended June 30, 2014. Revenue from marketing service significantly increased as a result of our efforts in promoting our products and services. Membership income amounted to $58,062 for the three months ended June 30, 2015 as compared to $1,513 for the same period in 2014 as the number of participated member increment sped up. Commissions on transactions gained $8,428 for the three months ended June 30, 2015 and none for the three ended June 30, 2014. Rent income was $124,011 for the three months ended June 30, 2015, a decrease of $26,350 or -17.5%, as compared to $150,361 for the same period in 2014.

Cost of Revenue

Cost of revenue mainly came from cost of rental business. We purchased a portion of a building situated in a growing CBD in Beijing, China in August 2012. The real property are offices with total 4763 square meters for the purpose of rental business. The investment in this real property cost approximately $14,393,812 (RMB 90,804,800). Rental income amounted to $124,011 for the three months ended June 30, 2015 as compared to the rental income of $150,361 for the same period in 2014. Costs of rental were $204,215 and $203,585 for the three months ended June 30, 2015 and 2014, respectively. The cost of rental primarily consists of depreciation ($172,343), exercise tax ($426) and property taxes ($31,446) for the three months ended June 30, 2015 as compared to the depreciation ($170,675), exercise tax ($1,768) and property taxes ($31,142) for the three months ended June 30, 2014.

Gross profit

The gross profits were dramatically increased to $739,916 for the three months ended June 30, 2015 as compared to gross loss of $114 for the three months ended June 30, 2014. As discussed above, the depreciation of rental real property was part of cost of revenue.

Selling expenses

Selling expenses, mainly consist of salaries and wages for our sales and marketing personnel, promotion expenses and other operating expenses that are associated with sales and marketing activities.

Selling expenses were $8,048,106 and $544,912, for the three months ended June 30, 2015 and 2014, respectively, increased by $7,503,194 or 1377.0% . Low costs in the second quarter of 2014 were primarily due to the business still in the start-up status and some subsidiaries either have not been created or in the business preparation. And higher costs in the second quarter of 2015 were mainly due to increment of salaries and wages of salespersons in promotion.

Selling expenses consisted of the following:

	For the Three Months Ended June 30		Increase/decrease
	2015	2014	$	%
Salary, wage and related benefits	7,780,690	498,448	7,282,242	1461.0%
Promotion	59,554	40,117	19,437	48.5%
Web system maintenance	92,196	6,109	86,087	1409.2%
Rent expense	47,460	-	47,460	100.0%
Others	68,206	238	67,968	28558.0%
Total	8,048,106	544,912	7,503,194	1377.0%
Selling expenses as % of operating revenue	981.33%	1026.01%	-	-44.67%

Compensation and related benefits increased by $7,282,242, or 1461.0%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, as aforementioned, some subsidiaries were not formed yet, and higher costs in second quarter of 2015 due to the sales force re-enforced in the expansion of business. Sales and service offices are expended from 29 sales offices by the end of June 2014 to 156 sales offices or locations across the country by the three months ended June 30, 2015.

Promotion expense increased by $19,437 or 48.5% as the promotion was the part of efforts to promote our e-marketplace and products in additional to the advertisement.

Web systems maintenance mainly consisted of server system maintenance, web traffic and web utility fees. Maintenance expenses increased by $86,087 or 1409.2%, as a result of the maintaining in volume traffic and transactions.

Other expense includes vehicle maintenance and miscellaneous expenses.

Advertising expense

Advertising expense mainly consists of advertising on various channels such as billboard and mobile billboard, television, celebrity branding, and other traditional off-line media, and advertising design and production.

Advertising costs were $184,039 for the three months ended June 30, 2015 in a normal course of business; and our business was in a start-up status in first and second quarters of 2014.

Special Sales Promotion

During the three month period ended June 30, 2015, in order to increase market shares, raise our company’s brand awareness, and develop membership, especially business terminal operators, a more aggressive marketing promotion was launched by offering new VIP membership cards with discount 10%, 15% and 20% of card value. The discount rate depends on the value of card purchased by new individual and business members, terminal operators and consumers. The promotion carried out in more than 140 cities and places across the country. The promotion was successful. As a result, membership increased by 3.3 million and the value of cards purchased amounted to approximately RMB 1.6 billion (approximately $260 million), and received approximately 1 million consumer purchase orders online during the promotion. Total costs of the promotion were $31,084,985.

Research and Development Expenses

Research and development expenses mainly consist of salaries, benefits for product development and engineering personnel and other operating expenses such as rental and depreciation of equipment that are associated with product development and engineering activities. Total research and development expenditures were $534,390 and $397,256 for the three months ended June 30, 2015 and 2014, respectively, a 34.5% increased. System maintenance and development cost $48,077 and $10,136, and other material and testing cost for $16,163 and $10,626, for the three months ended June 30, 2015 and 2014, respectively, due to increased utility of system for research and development. Salaries and wages in research and development amounted to $395,307 for the three months ended June 2015 compared to $359,566 in 2014 mainly due to more high salaried engineers and professionals hired, and rent expenses were $74,843 and $16,928 for the three months ended June 30, 2015 and 2014, respectively, due to working space increased.

General and administrative expenses

General and administrative expenses amounted to $1,382,362 for the three months ended June 30, 2015, as compared to $263,868 for the same period in 2014, an increase of $1,118,494 or 423.9%. As previously stated the business was in a start-up status for the three months ended June 30, 2014, therefore, general and administrative expenses were lower. General and administrative expenses consisted of the following:

	For the Three Months Ended
	June 30		Increase/decrease
	2015	2014	$	%
Salary Wage and related benefits	117,848	-	117,848	100.0%
Depreciation	112,560	13,636	98,924	725.5%
Office expenses	99,135	1,857	97,278	5238.4%
Professional fees	105,248	77,863	27,385	35.2%
Rent	56,599	127,070	-70,471	-55.5%
Travel & meeting	48,432	10,614	37,818	356.3%
Other expenses	842,540	32,828	809,712	2466.5%
Total	1,382,362	263,868	1,118,494	423.9%
G&A expense as % of operating revenue	168.56%	496.83%	-	-328.27%

Salary and wages expenses incurred $117,848 in general and administration for the three months ended June 30, 2015 as compared to $0 for the three months ended June 30, 2014 as start-up year, mainly because business rapid expansion and management and administration personals and staff were hired.

Depreciation expense increased by $98,924, or 725.5%, in the three months ended June 30, 2015, as compared to the same period in 2014. The increase was primarily due to the additional equipment purchased in second half year of 2014.

Office and office related expenses increased by $97,278, in the three months ended June 30, 2015, as compared to a few dollars spent the same period in 2014. As the business expanded office expense increased accordingly.

Professional service fees increased by $27,385 in the three months ended June 30, 2015, as compared to the same period in 2014. The increase was due to most of consulting, accounting and legal fees incurred and paid in current period.

Rent expenses incurred for offices of the subsidiaries located in China. Rent expense decreased by 70,471, or -55.5%, for the three months ended June 30, 2015, as compared to the same period in 2014. The decrease was primarily because office space adjustments in order to fulfill the tasks and support the marketing forces.

Travel and meeting increased to $48,432 in the three months ended June 30, 2014 as compared to $10,614 in the same period of 2014. As the business activities increased.

Other general and administrative expenses included allowance for uncollectible membership card deposits in the amount of $820,664 for the three months ended June 30, 2015. The remaining other general and administrative expenses  mainly included local transportation, repairs, annual filling fees and certain low-value miscellaneous items. Their amounts varied period over period due to different circumstances.

Loss from operations

For the three months ended June 30, 2015, loss from operations was $40,493,965, as compared to the loss $1,197,490 for the three months ended June 30, 2014, a loss increase by $39,296,475 or 3281.57%, mainly due to the aggressive business expansion in increasing in the advertising, marketing promotions and labor force, R&D expenditure and general and administrative costs

Other income (expenses)

For the three months ended June 30, 2015 and 2014, other income (expense) mainly came from interest income and other expenses.

Income tax expense

For the three months ended June 30, 2015 and June 30, 2014, income tax amounted to $0 due to the operating losses.

Net loss

As a result of the factors described above, our net losses for the three months ended June 30, 2015 was loss of $40,497,155. For the three months ended June 30, 2014, we had net loss of $1,198,079.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using year end rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $71,091 for the three months ended June 30, 2015 as compared to the loss of $278 for the same period in 2014. This non-cash loss had the effect of decreasing our reported comprehensive income.

Comprehensive loss

For the three months ended June 30, 2015 and 2014, comprehensive losses of $40,568,246 or ($18.86) per share and $1,198,357 or ($0.60) per share were derived from the sum of our net losses plus foreign currency translation losses, respectively.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues

Our revenues generate primarily from marketing services, memberships, commissions on transactions and rent income.

For the six months ended June 30, 2015, we had net revenues of $1,550,968, as compared to those of $358,748 for the six months ended June 30, 2014, an increase of approximately $1,192,220 or 332.3% . The increase in net revenues was primarily due to core business showed the sign of business rally in 2015.

Revenue from marketing service amounted to $1,158,621 for the six months ended June 30, 2015 as compared to $55,758 for the six months ended June 30, 2014. Revenue from marketing service significantly increased as a result of our efforts in promoting our products and services. Membership income amounted to $80,781 for the six months ended June 30, 2015 as compared to $3,039 for the same period in 2014 as the number of participated member increment sped up. Commissions on transactions gained $15,951 for the six months ended June 30, 2015 and $5,130 for the six ended June 30, 2014. Rent income was $295,615 for the six months ended June 30, 2015, as compared to $294,821 for the same period in 2014.

Cost of Revenue

Cost of revenue mainly came from cost of rental business. We purchased a portion of a building situated in a growing CBD in Beijing, China in August 2012. The real property are offices with total 4763 square meters for the purpose of rental business. The investment in this real property cost approximately $14,393,812 (RMB 90,804,800). Rental income amounted to $295,615 for the six months ended June 30, 2015 as compared to the rental income of $294,821 for the same period in 2014. Costs of rental were $422,168 and $431,994 for the six months ended June 30, 2015 and 2014, respectively. The cost of rental primarily consists of depreciation ($343,623), exercise tax ($15,847) and property taxes ($62,698) for the six months ended June 30, 2015 as compared to the depreciation ($342,700), exercise tax ($26,764) and property taxes ($62,530) for the six months ended June 30, 2014.

Gross profit

The gross profits were dramatically increased to $1,128,800 for the six months ended June 30, 2015 as compared to gross loss of $73,246 for the six months ended June 30, 2014. As discussed above, the depreciation of rental real property was part of cost of revenue.

Selling expenses

Selling expenses, mainly consist of salaries and wages for our sales and marketing personnel, promotion expenses and other operating expenses that are associated with sales and marketing activities.

Selling expenses were $9,379,847 and $591,450, for the six months ended June 30, 2015 and 2014, respectively, increased by $8,788,397 or 1485.9% . Low costs in the first six months of 2014 were primarily due to the business still in the start-up status and some subsidiaries either have not been created or in the business preparation. And higher costs in the first six months of 2015 were mainly due to increment of salaries and wages of salespersons in promotion.

Selling expenses consisted of the following:

	For the Six Months Ended June 30		Increase/decrease
	2015	2014	$	%
Salary, wage and related benefits	8,853,978	529,111	8,324,867	1573.4%
Promotion	114,000	48,780	65,220	133.7%
Web system maintenance	208,165	12,102	196,063	1620.1%
Rent expense	77,189	-	77,189	100.0%
Others	126,515	1,457	125,058	8583.3%
Total	9,379,847	591,450	8,788,397	1485.9%
Selling expenses as % of operating revenue	747.19%	925.20%	-	-178.01%

Compensation and related benefits increased by $8,324,867, or 1573.4%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, as aforementioned, some subsidiaries were not formed yet, and higher costs in six months of 2015 due to the sales force re-enforced in the expansion of business. Sales and service offices are expended from 29 sales offices by the end of June 2014 to 156 sales offices or locations across the country by the six months ended June 30, 2015.

Promotion expense increased by $65,220 or 133.7% as the promotion was the part of efforts to promote our e-marketplace and products in additional to the advertisement.

Web systems maintenance mainly consisted of server system maintenance, web traffic and web utility fees. Maintenance expenses increased by $196,063 or 1620.1%, as a result of the maintaining in volume traffic and transactions.

Other expense includes vehicle maintenance and miscellaneous expenses.

Advertising expense

Advertising expense mainly consists of advertising on various channels such as billboard and mobile billboard, television, celebrity branding, and other traditional off-line media, and advertising design and production.

Advertising costs amounted to $6,179,906 for the six months ended June 30, 2015 with a special TV program advertising in the first quarter of 2015; and our business was in a start-up status in first and second quarters of 2014.

As a part of business campaign strategy, we re-launch advertising campaign in 2015 to introduce and promote the public awareness of our service, particularly through advertising on the China Central Television station (”CCTV”) , China’s biggest television network. An advertising in the amount of $5,044,833 expensed when the program aired on CCTV on February 18, 2015 during the Chinese Spring Festival New Year’s Eve Concert, a highest audience share in a year.

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

During the three month period ended June 30, 2015, in order to increase market shares, raise our company’s brand awareness, and develop membership, especially business terminal operators, a more aggressive marketing promotion was launched by offering new VIP membership cards with discount 10%, 15% and 20% of card value. The discount rate depends on the value of card purchased by new individual and business members, terminal operators and consumers. The promotion carried out in more than 140 cities and places across the country. The promotion was successful. As a result, membership increased by 3.3 million and the value of cards purchased amounted to approximately RMB 1.6 billion (approximately $260 million), and received approximately 1 million consumer purchase orders online during the promotion. Total costs of the promotion were $36,130,864 for the six months ended June 30, 2015.

Research and Development Expenses

Research and development expenses mainly consist of salaries, benefits for product development and engineering personnel and other operating expenses such as rental and depreciation of equipment that are associated with product development and engineering activities. Total research and development expenditures were $1,140,169 and $623,508 for the six months ended June 30, 2015 and 2014, respectively, a 82.9% increased. System maintenance and development cost $90,010 and $20,352, and other material and testing cost for $31,038 and $12,477, for the six months ended June 30, 2015 and 2014, respectively, due to increased utility of system for research and development. Salaries and wages in research and development amounted to $5,513,454 for the six months ended June 2015 compared to $556,688 in 2014 mainly due to more high salaried engineers and professionals hired, and rent expenses were $119,018 and $33,991 for the six months ended June 30, 2015 and 2014, respectively, due to working space increased.

General and administrative expenses

General and administrative expenses amounted to $2,183,716 for the six months ended June 30, 2015, as compared to $378,839 for the same period in 2014, an increase of $1,804,877 or 476.4%. As previously stated the business was in a start-up status for the six months ended June 30, 2014, therefore, general and administrative expenses were lower. General and administrative expenses consisted of the following:

	For the Six Months Ended June 30		Increase/decrease
	2015	2014	$	%
Salary Wage and related benefits	472,240	-	472,240	100.0%
Depreciation	211,658	24,276	187,382	771.9%
Office expenses	132,381	2,087	130,294	6243.1%
Professional fees	283,138	84,902	198,236	233.5%
Rent	145,704	204,712	-59,008	-28.8%
Travel & meeting	92,198	29,223	62,975	215.5%
Other expenses	846,397	33,639	812,758	2416.1%
Total	2,183,716	378,839	1,804,877	476.4%
G&A expense as % of operating revenue	173.95%	592.61%	-	-418.66%

Salary and wages expenses incurred $472,240 in general and administration for the six months ended June 30, 2015 as compared to $0 for the six months ended June 30, 2014 as start-up year, mainly because business rapid expansion and management and administration personals and staff were hired.

Depreciation expense increased by $187,382, or 771.9%, in the six months ended June 30, 2015, as compared to the same period in 2014. The increase was primarily due to the additional equipment purchased in second half year of 2014.

Office and office related expenses increased by $130,294, in the six months ended June 30, 2015, as compared to a few dollars spent the same period in 2014. As the business expanded office expense increased accordingly.

Professional service fees increased by $198,236 in the six months ended June 30, 2015, as compared to the same period in 2014. The increase was due to most of consulting, accounting and legal fees incurred and paid in current period.

Rent expenses incurred for offices of the subsidiaries located in China. Rent expense decreased by 59,008, or -28.8%, for the six months ended June 30, 2015, as compared to the same period in 2014. The decrease was primarily because office space adjustments in order to fulfill the tasks and support the marketing forces.

Travel and meeting increased to $92,198 in the six months ended June 30, 2014 as compared to $29,223 in the same period of 2014. As the business activities increased.

Other general and administrative expenses included allowance for uncollectible membership card deposits in the amount of $820,664 for the six months ended June 30, 2015. The remaining other general and administrative expenses  mainly included local transportation, repairs, annual filling fees and certain low-value miscellaneous items. Their amounts varied period over period due to different circumstances.

Loss from operations

For the six months ended June 30, 2015, loss from operations was $53,885,702, as compared to the loss $1,707,747 for the six months ended June 30, 2014, a loss increase by $52,177,955 or 3055.37%, mainly due to the aggressive business expansion in increasing in the advertising, marketing promotions and labor force, R&D expenditure and general and administrative costs

Other income (expenses)

For the six months ended June 30, 2015 and 2014, other income (expense) mainly came from interest income and other expenses.

Income tax expense

For the three months ended June 30, 2015 and June 30, 2014, income tax amounted to $0 due to the operating losses.

Net loss

As a result of the factors described above, our net losses for the six months ended June 30, 2015 was loss of $53,889,875. For the six months ended June 30, 2014, we had net loss of $1,708,299.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using year end rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $69,964 for the six months ended June 30, 2015 as compared to the gain of $6,950 for the same period in 2014. This non-cash loss had the effect of decreasing our reported comprehensive income.

Comprehensive loss

For the six months ended June 30, 2015 and 2014, comprehensive losses of $53,959,839 or ($25.37) per share and $1,701,349 or ($0.85) per share were derived from the sum of our net losses plus foreign currency translation losses, respectively.

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

As of June 30, 2015, our balance of cash and cash equivalents was $2,317,731. As of June 30, 2014, our balance of cash and cash equivalents was $291,567, an increase of $2,026,164 or 694.9%, mainly due to net cash provided by operating activities.

The following summarizes the key components of the cash flows for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,		Increase/decrease
	2015	2014	$	%
Net cash provided by (used in) operating activities	1,689,566	(1,529,589)	3,219,155	-210.5%
Net cash used in investing activities	(819,061)	(18,526)	(800,535)	4321.1%
Net cash provided by (used in) financing activities	(85,669)	1,822,536	(1,908,205)	-104.7%
Effect of foreign currency translation	8,428	211	8,217	3893.8%
Net increase(decrease) in cash and cash equivalents	793,264	274,632	518,632	188.8%

In summary, our cash flows were:

Net cash provided by operating activities increased for the six months ended June 30, 2015 by $3,219,155 to $1,689,566, from net cash used in operating activities of $1,529,589 for the six months ended June 30, 2014. These changes were mainly caused by the following changes: an increase in net loss of $52,181,576, an increase in depreciation of $194,071, a decrease in accounts receivable of $156,001, an increase in various prepayments of $4,965,555, an increase of customers deposits for $34,512,741, an increase in accrued promotion expense of $8,088,298, an increase in accrued benefit expense for $253,374, an increase in account payable of $169,566, an increase in cash provided in accrued expenses and other current liabilities of $3,390,965, and an increase in deferred revenue by $4,101,060.

Net cash used in investing activity increased by $800,535, from $18,526, for the six months ended June 30, 2015 compared to the same period ended in 2014, which is mainly due to increases in purchases of hardware for research and development, various office furniture and equipment as office space and labor increased.

Net cash provided by financing activities decreased by $1,908,205 or -104.7% for the six months ended June 30, 2015 compared to $1,822,536 provided by financing activities at the same period ended in 2014. These changes were mainly caused by following changes: a decrease in advance from shareholders in the amount of $1,891,570, an increase in advances from affiliates for $330,604 and a decrease in capital contribution for $347,239.

Working capital decreased by $54,017,788 to deficit of $55,386,929 as of June 30, 2015 from working capital deficit of $1,369,141 as of December 31, 2014.  Major items caused working capital deficit widen were advertising costs and special sales promotions in total approximately $42,310,770. In order to stay cost competitive in the long-run, we plan to introduce venture capital as many venture capitalists find our profitable business model and remarkable progress.

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

As reflected in the accompanying unaudited consolidated financial statements, we had an accumulated deficit of $65,611,097, a working capital deficiency of $55,386,929 as of June 30, 2015 and a net loss of $53,889,875 for the six months ended June 30, 2015. These factors raise substantial doubt about our ability to continue as a going concern. Management intends to further implement its business plan and generate sufficient revenue and to raise additional funds by way of a private or public offering.  While we believes in the viability of our strategy to further implement our business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of our company to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenue and our ability to raise additional funds by way of a public or private offering. Our consolidated financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

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

While our significant accounting policies are fully described in Note 2 to our consolidated financial statements for the six months ended June 30, 2015 and 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing our consolidated financial statements were as follows:

Quarter end and year end RMB: USD exchange rate

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013

6.1088	6.146	6.1565	6.1122

Average quarterly and yearly RMB: USD exchange rate

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013

6.1254	6.1457	6.1419	6.1943

Recently Issued Accounting Pronouncements

Refer to Note 2 in our accompanying consolidated audited financial statements.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.             Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (the Company's principal executive officer and interim principal accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2015 based on the material weaknesses in the Company's internal control over financial reporting as disclosed below.

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
By:/s/ Fenglin Wang
Fenglin Wang
Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer
and interim Principal Financial Officer)

Dated: October 16, 2015